Form 10-K
period 1996-03-31
TARGET THERAPEUTICS INC
filed 1996-06-28
CIK 882238

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                                                                         (Mark One)
   /X/
        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 1996.
                                                                                 OR
   / /
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934.

          for the transition period from             to             .

                        COMMISSION FILE NUMBER: 0-19801
                            ------------------------
                           TARGET THERAPEUTICS, INC.
             (Exact name of registrant as specified in its charter)

                        DELAWARE                                                95-3962471
                (State of incorporation)                           (I.R.S. Employer Identification No.)

              47201 LAKEVIEW BOULEVARD, FREMONT, CALIFORNIA 94538
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (510) 440-7700
                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:
                        COMMON STOCK, $0.0025 PAR VALUE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            YES   'X'       NO ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of May 31, 1996, there were 14,782,718 shares of common stock outstanding. The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $639,269,879 based upon the closing price of the common stock on May 31, 1996 on The Nasdaq Stock Market. Shares of common stock held by each officer, director and holder of five percent or more of the outstanding Common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement of Registrant for the 1996 Annual Meeting
of Stockholders are incorporated in Part III of this Form 10-K.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

     Except for the historical information contained herein, the matters discussed in this report are forward-looking statements that involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include, without limitation, those mentioned in this report and, in particular, the factors described below in Part II, Item 7, under the heading "Factors That May Affect Future Results of Operations."

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Target Therapeutics, Inc. ("Target" or the "Company") develops, manufactures and markets disposable and implantable medical devices used in minimally invasive procedures to treat vascular diseases of the brain associated with stroke and other disease sites accessible through small vessels of the circulatory system. Interventional physicians can navigate Target's variable stiffness micro-catheters and guidewires through tortuous blood vessels not accessible using conventional catheters. The Company's products are used to treat diseased, ruptured or blocked blood vessels in the brain responsible for stroke, the third leading cause of death in the United States. One of these products, the Guglielmi Detachable Coil ("GDC") system, is used to treat and prevent the rupture of cerebral aneurysms. In September 1995, Target obtained clearance from the United States Food and Drug Administration ("FDA") to market the GDC system in the United States. The Company's products are also used in regions of the body other than the brain. Target's products are used prior to or in lieu of surgery and can significantly reduce procedural trauma, complexity, risk to the patient, cost and recovery time. In May 1996, the Company completed the acquisition of Interventional Therapeutics Corporation ("ITC") a manufacturer of specialized disposable catheters and embolization devices. The Company currently markets its products through a direct sales force in North America and internationally through a network of 44 specialty distributors, its German subsidiary, Target Therapeutics International (Deutschland) GmbH, its joint venture in France, Target Guerbet Bio, and its joint venture in Japan with Century Medical, Inc. ("CMI"), a subsidiary of ITOCHU International, Inc.

TARGET STRATEGY

     The Company's strategy consists of the following principal elements:

     - Focus Primarily on Neurovascular Disorders. Target focuses its resources primarily on developing products for the minimally invasive treatment of neurovascular disorders associated with stroke. Acute stroke is the third leading cause of death in the United States and a major cause of long-term disability. The Company's micro-catheters and guidewires are specially designed to access the tortuous vascular system of the brain for delivery of diagnostic and therapeutic agents and devices, such as contrast agents and micro-coils. Target's GDC system provides minimally invasive treatment for surgically high-risk or inoperable cerebral aneurysms and other vascular malformations.

     - Emphasize Technology, Innovation and Leadership. The Company has substantial design, manufacturing and applications engineering expertise in the development of small vessel access and delivery systems. Target has developed proprietary techniques and customized equipment to extrude and process its micro-catheters, as well as proprietary processes to grind its guidewires to precise specifications. The Company has obtained a number of patents on its products, including its variable stiffness micro-catheter shaft design, and has other patent applications pending.

     - Apply Proprietary Technology in Specialized Applications. In addition to treatment of neurovascular disorders, Target also seeks to apply its technology in other areas, including access to small peripheral vessels, reproductive physiology, vascular stent-graft products and electrophysiology. The Company pursues these opportunities directly and, in areas outside Target's core business focus, through affiliated companies. Target expects that in the future it may also pursue such opportunities through strategic alliances with other companies.

     - Advance Global Presence. The field of interventional radiology and interventional neuroradiology is global in nature with many physicians spread throughout the world. Target intends to meet the needs of this international marketplace by establishing a worldwide presence. This worldwide presence is evidenced by supporting a direct sales force in four of our largest markets and through a network of approximately 44 distributors in over 40 countries.

     - Demonstrate Clinical Efficacy and Cost Effectiveness. Target believes its products are both clinically efficacious and cost effective. The Company's objectives include conducting its own studies and/or supporting outside efforts to conduct studies which evidence this effectiveness. Target's objectives also include supporting efforts to publish and disseminate the associated data to the health care community.

     - Leverage Strategic Alliances. The Company maintains close relationships with leading interventional neuroradiologists and neurosurgeons worldwide who are dedicated to expanding the use of interventional neurovascular techniques. Target's strategy includes bringing new tools and technologies to this highly specialized population of physicians. Based on its well-developed network and close relationships with interventionalists, Target may establish alliances with outside entities who have appropriate technologies but lack the knowledge, distribution capabilities, or relationships required to serve this marketplace.

PRODUCTS

     The Company's products include micro-catheters and guidewires, embolic devices and vascular angioplasty products. All of Target's products are intended for single use and are either disposed of or, in the case of micro-coils, remain in the patient after the procedure.

  Micro-Catheters and Guidewires

     Target's micro-catheters and guidewires are used to access small vessels in the circulatory system. A catheterization procedure typically involves the insertion of a guidewire through a needle puncture into the easily accessible femoral artery of the upper leg. A large diameter guidewire is pushed through the vasculature of the circulatory system and a large guiding catheter is then advanced over the guidewire so that the tip of the guiding catheter reaches the appropriate large artery. The guidewire is then removed. To access the vasculature of the brain, Target's guidewires and micro-catheters are advanced through the large guiding catheter to a blood vessel in the neck and then pushed through the guiding catheter tip. Using x-ray imaging to monitor positioning, the interventional physician alternately advances the guidewire and micro-catheter through blood vessels in the brain to the diseased site. These blood vessels are smaller than those in the neck and are typically characterized by numerous acute curves. After the micro-catheter is positioned, the guidewire is removed to allow the infusion of diagnostic, embolic or other therapeutic agents through the micro-catheter directly to the diseased site.

     Several design characteristics enable Target's guidewires to be manipulated and maneuvered through small tortuous blood vessels to allow its micro-catheters to access the diseased site. These include (i) gradual transitioning of guidewire stiffness to provide a flexible, atraumatic tip and a more rigid handle for manipulation and advancement, (ii) torqueability to permit steering of the guidewire by the interventional physician (through manipulation of the angled tip of the guidewire) into side-branch vessels, (iii) lubricious guidewire surface coating to reduce friction as the catheter is advanced over the guidewire, and (iv) tip radiopacity to enable the physician to view the device under x-ray imaging. Target's Taper, Seeker, Dasher and Mach guidewires allow the interventional physician to use a guidewire specifically designed and engineered to match the challenges of the vasculature being catheterized. Target's Taper guidewire is made of a precision ground, tapered stainless steel core with a wrapped platinum coil tip. The Taper is the Company's most steerable guidewire and is typically used to provide initial access to the tortuous vascular anatomy. The Seeker and Dasher guidewires are more flexible than the Taper, incorporating coatings that enhance smooth tracking of Target's micro-catheters over the guidewire. The Mach has a hydrophillic coating (Hydrolene) for reduced surface friction which make the wires optimal for use in tortuous anatomy. In addition, the Mach guidewires are designed with a shapeable tip, for customizing, and reshaping the tip angle. The Company's guidewires range in size from 0.010 to 0.022 inches in diameter and are often used sequentially in a procedure. For example, to access remote sites, an interventional physician could first use a Taper, followed by a Seeker or Dasher.

     To navigate the complex vascular anatomy of the brain and other regions remote from large arteries, Target's micro-catheters must be rigid enough to be pushed as much as five feet through the circulatory system, yet flexible enough to track over a guidewire without injuring the blood vessel. All of the Company's micro-catheters utilize Target's variable shaft stiffness design, which is a patented design feature of Target's Tracker catheters. The Company's micro-catheters are highly flexible at the leading (distal) end, have a slightly stiffer middle section and are stiffer still at the trailing (proximal) end. Target believes that this design enables the interventional physician to navigate tortuous vessels that cannot practically be navigated by a catheter not incorporating variable stiffness. The Company's largest selling micro-catheter, the Tracker, is manufactured in diameters ranging from 0.014 to 0.052 inches and in a variety of lengths. After accessing a diseased site, Target's micro-catheters may be used by the practitioner to treat the disease by delivering various diagnostic or therapeutic agents or embolic devices such as the Company's micro-coils.

     The FasTRACKER micro-catheter incorporates a proprietary chemically bonded hydrophilic polymer that allows the micro-catheter to glide more easily through the circulatory system, possibly resulting in shortened procedure times. Market clearance for the FasTRACKER has been obtained in the United States and Japan and Europe.

     The Soft Stream micro-catheter incorporates perforations on the sides of the distal end for more effective infusion of diagnostic and therapeutic agents. Guidewire tracking of the Soft Stream micro-catheter into small tortuous blood vessels is enhanced by the varied stiffness of the catheter shaft. The flexible distal end of the Soft Stream micro-catheter is intended to minimize trauma to occluded vessels, such as saphenous (coronary bypass) vein grafts.

     The Company also markets a number of flow-assisted micro-catheters that incorporate a highly flexible shaft material and are designed to access diseased sites characterized by rapid blood flow. Using the "flow-assisted" technique, the interventional physician advances the micro-catheter without a guidewire and allows the blood flow to assist in positioning the catheter. In certain cases, this technique enables interventional physicians to maneuver more quickly through rapid flow vessels than would be possible using micro-catheters that track over guidewires. In June 1993, Target introduced a redesigned Zephyr flow-assisted micro-catheter.

     Target's Retriever endovascular snare is designed to retrieve objects in the cerebral, peripheral and coronary vasculature. The Retriever combines a guidewire and variable stiffness catheter to allow access to remote, tortuous vasculature. The distal end of the guidewire is radiopaque and is attached to the distal end of the catheter, forming a loop. By extending or retracting the guidewire through the catheter, the interventional physician can adjust the size of the loop to encircle and grasp the desired object. Target introduced the Retriever endovascular snare in June 1992.

     The Company's micro-catheters range in domestic list price from $140 to $340, and its guidewires range in domestic list price from $120 to $180. In a typical procedure involving difficult-to-access vessels, multiple Target micro-catheters and guidewires may be used.

     For the fiscal years ended March 31, 1996, 1995 and 1994, sales of Target's micro-catheters accounted for approximately 40 percent, 46 percent and 52 percent, respectively, and sales of Target's guidewires accounted for approximately 19 percent, 20 percent and 22 percent, respectively, of Target's product sales during such periods.

     In addition, as a result of the acquisition of ITC in May 1996, the Company has added the Non-Detachable Silicone Occlusion Balloon ("NDSB") products to its product line. The NDSB products are non-detachable soft silicone balloons with a radiopaque catheter and tip marker which may be flow-directed or catheter guided to the desired site. Inflation with an iso-osmolar contrast agent completes the occlusion. The NDSB provides effective temporary vascular occlusion with low radial pressure, minimizing the risk of vessel trauma in cases requiring directional flow control, temporary control of hemorrhage, pre-embolization test occlusion and intra-operative flow control. NDSB was cleared for marketing in the United States in February 1990.

     The following table shows the Company's principal micro-catheter and guidewire products and indicates significant applications for which such products are used.

                                   DATE FIRST
                         CURRENT     MODEL
                          # OF     INTRODUCED                                REPRESENTATIVE
     PRODUCT LINE        MODELS     IN U.S.         INDICATIONS(1)        CLINICAL APPLICATIONS
- -----------------------  -------   ----------   -----------------------  -----------------------
MICRO-CATHETERS
Tracker Infusion             8      Oct. 1986   Neurovascular, general   Delivery of diagnostic
  Catheter                                      vascular and             and therapeutic agents
                                                cardiovascular infusion
Tracker Soft Stream          2      Dec. 1991   General vascular,        Delivery of diagnostic
  Infusion Catheter and                         cardiovascular and       and therapeutic agents
  Micro Soft Stream                             neurovascular infusion
  with Hydrolene
Retriever Endovascular       2      June 1992   General vascular,        Retrieval of foreign
  Snare                                         cardiovascular and       objects in small
                                                neurovascular use        vessels
Zephyr Flow-Assisted         1      June 1993   Neurovascular and        Delivery of therapeutic
  Catheter                                      general vascular         agents
FasTRACKER Infusion          4      Aug. 1993   Neurovascular, general   Delivery of diagnostic
  Catheter                                      vascular and             and therapeutic agents
                                                cardiovascular infusion
Balt Magic                   4     Sept. 1993   Neurovascular infusion   Infusion of contrast
  Flow-Assisted                                                          materials
  Catheter
FasGUIDE Guiding             4      Nov. 1994   General vascular and     Conduit for other
  Catheter                                      neurovascular use        medical devices and
                                                                         infusion of diagnostic
                                                                         agents
Non-Detachable Silicone     15      Feb. 1990   Temporary vascular       Temporary occlusion for
  Balloon                                       occlusion                diagnostic purposes
GUIDEWIRES
Taper Steerable              5      July 1987   Neurovascular, general   Assist in placement of
  Guidewire                                     vascular and             therapeutic and
                                                cardiovascular use       diagnostic catheters(2)
Seeker Steerable             3      Dec. 1988   Neurovascular, general   Assist in placement of
  Guidewire                                     vascular and             therapeutic and
                                                cardiovascular use       diagnostic catheters
Dasher Steerable             3      June 1992   Neurovascular, general   Assist in placement of
  Guidewire                                     vascular and             therapeutic and
                                                cardiovascular use       diagnostic catheters
Mach Guidewire               4     April 1995   Neurovascular and        Assist in placement of
                                                peripheral vascular use  therapeutic and
                                                                         diagnostic catheters

- ---------------
(1) Not all models are labeled for all stated indications.

(2) Pursuant to an agreement with Eli Lilly and Company, Target cannot market this product for use in coronary angioplasty applications. See "Patents, Trade Secrets and Licensees."

  Embolic Devices

     The Company's family of embolic devices includes micro-coils that are pushed through a catheter for delivery to a diseased site, micro-coils that are mechanically or electrolytically detached, or released in applications and procedures where highly precise coil placement is necessary, embolic particles and detachable silicone balloon products.

     Target's pushable coils include complex helical and straight platinum coils, and Braided Occlusion Devices. The Company's complex helical and straight platinum micro-coils are designed to be inserted through a Tracker micro-catheter to occlude the diseased area of a blood vessel. These micro-coils are placed by positioning the distal tip of a Tracker micro-catheter at the desired delivery site and pushing the micro-coil through the catheter and out the tip with a coil pusher. The Company's complex helical coils, when released, twist and take on a complex shape to fill and block the diseased vessel. Target's micro-coils are used to treat arteriovenous malformations ("AVM"s), which are aberrant interconnections of arteries and veins. In these cases, the Company's micro-coils are delivered to the diseased region to block blood vessels and restrict blood flow. (This allows for surgical removal of the AVM with possibility of reduced blood loss.) Many models of Target's micro-coils incorporate polyester fibers to enhance space filling and promote occlusion. The Company's micro-coils vary in length and shape, and range in domestic list price from $160 to $370 for a box of five. Target has also developed its Braided Occlusion Devices, all of which are densely covered with polyester fibers and are manufactured in relatively simple shapes. The greatly increased density of polyester fibers, relative to Target's other micro-coil products, promotes occlusion.

     The Company's detachable coils include its GDC system, which provides detachment through electrolysis, and its Interlocking Detachable Coil ("IDC") system, which provides detachment through release of an interlocking mechanical coupling.

     Target's GDC system is used for (a) the treatment of high-risk or inoperable neurovascular aneurysms which are balloon-like enlargements stemming from weakened vessel walls, or (b) embolizing other vascular malformations such as arteriovenous malformations and arteriovenous fistulae of the neuro vasculature. The GDC system incorporates a micro-coil which is attached to a delivery wire. This allows a micro-coil to be retracted into the catheter and then reinserted if initial micro-coil placement is sub-optimal. In addition, movement of the micro-coil is eliminated until detachment, which reduces the risk that the micro-coil will be dislodged. Precise coil placement is essential for effective treatment but is difficult to achieve and may require a number of attempts. If placed improperly in an aneurysm, the micro-coil may become dislodged or released into the bloodstream. Application of a slight electric current to the wire produces controlled, electrolytic detachment of a coil after it has been placed precisely in the aneurysm. Once in place, the GDC disrupts blood supply to the aneurysm, occluding and sealing off the aneurysm from the blood vessel. Three patents have been issued and eleven additional patents have been applied for with respect to the GDC system.

     In October 1993, the Company announced that it was pursuing certain changes to the GDC system as a result of magnetic resonance imaging ("MRI") tests which indicated a potential for the creation of small metallic particles during the electrolytic detachment of the coil. Upon completion of certain laboratory tests of these changes a supplement to the existing IDE was filed with the FDA in January 1994 and approved in March 1994. The revised IDE protocol submitted to the FDA by Target required commencement of limited clinical trials for the modified GDC system. Target exchanged modified product for any original product that customers still had in their inventory as treatment sites were converted to the modified product. The limited clinical trials in the United States were commenced in April 1994. The clinical trials with the modified GDC system showed an apparent reduction in both the frequency of the occurrence and the size of these microscopic particles. The results of these clinical trials were then included in a new application for 510(k) clearance for the modified GDC system, which the Company submitted in March 1995. In September 1995, the Company obtained clearance by the FDA to market the GDC system in the United States. Regulatory clearance to market the modified product in France was obtained during the quarter ended December 31, 1994, and the Company is currently pursuing regulatory clearance in Japan for such product.

     Unlike the GDC, the IDC is not released by an electrical charge but through mechanical means. Currently, the IDC system is principally marketed in Japan. Target may seek regulatory clearance to use the IDC in United States for the treatment of peripheral fistulae and AVMs in the future.

     For the fiscal years ended March 31, 1996, 1995 and 1994, the Company's micro-coil products, including the GDC system, accounted for 40 percent, 31 percent and 24 percent, respectively, of Target's product sales.

     In addition, as a result of the acquisition of ITC in May 1996, the Company has added the CONTOUR Emboli ("Contour") and Detachable Silicone Occlusion Balloon Catheter ("DSB") products to its product line. Contour are dry, sterile polyvinyl alcohol foam particles that can be suspended in contrast media or saline, as appropriate at the user's desired concentration to suit catheter selection. Contour provide rapid, effective vascular occlusion following selective placement via an appropriate catheter. Contour was cleared for marketing in the United States in November 1993.

     The DSB products are detachable soft silicone balloons with a radiopaque catheter and tip marker which may be flow-directed or catheter directed to the desired site. Inflation with an iso-osmolar contrast agent completes the occlusion. The balloon is then detached simply and rapidly either by gentle traction or coaxial detachment. The DSB is designed to provide immediate and permanent vascular occlusion. The DSB products are currently cleared for sale only in European countries. The Company anticipates conducting additional studies of the DSB and submitting a 510(k) in the United States in fiscal 1997.

     The following table shows the Company's principal micro-coil products and indicates significant applications for which such products are used.

                                   DATE FIRST
                         CURRENT     MODEL
                          # OF     INTRODUCED                                REPRESENTATIVE
     PRODUCT LINE        MODELS     IN U.S.           INDICATIONS         CLINICAL APPLICATIONS
- -----------------------  -------   ----------   -----------------------  -----------------------
EMBOLIC DEVICES
Complex Helical and         27     Sept. 1989   Neurovascular and        Embolization of AVMs
  Straight Platinum                             peripheral vascular      and trauma-induced
  Coils                                         occlusion                vessel rupture
035 Coils                   13             (1)  Peripheral vascular      Embolization of AVMs
                                                occlusion                and trauma-induced
                                                                         vessel rupture in
                                                                         peripheral vessels
Guglielmi Detachable        58     Sept. 1995   Neurovascular aneurysm,  Aneurysm embolization
  Coil System                                   AVM and AVF occlusion
Interlocking Detachable     26             (1)  Neurovascular and        Embolization of AVMs
  Coil System                                   peripheral vascular      and fistulae
                                                occlusion
Braided Occlusion            7      Dec. 1992   Neurovascular and        Embolization of AVMs
  Device                                        peripheral vascular      and trauma-induced
                                                occlusion                vessel rupture
Berenstein Coils.......     12             (1)  Neurovascular and        Embolization of AVMs
                                                peripheral vascular
                                                occlusion
Contour Embolization         7      Nov. 1993   Vascular occlusion       Embolization of AVMs
  Particles                                                              and fistulae
Detachable Silicone          5             (1)  Neurovascular occlusion  Carotid cavernous
  Balloon Catheter                                                       fistulae parent artery
                                                                         occlusion

- ---------------
(1) Not yet approved for sale in the United States.

  Vascular Angioplasty

     Target has developed its Stealth balloon angioplasty micro-catheters, including the FasSTEALTH (which incorporates a hydrophilic polymer), for use in dilation of certain arteries of the peripheral vasculature that have become narrowed due to atherosclerotic disease. These balloon-tipped micro-catheters are inserted into the vessel system and guided through the arteries over a guidewire to the site of a blockage, using a technique similar to that used to maneuver Target's other micro-catheters. The deflated balloon is positioned across the occluded area and inflated and deflated once or several times, resulting in expansion of the arterial narrowing to improve blood flow. The Company's Stealth balloon angioplasty micro-catheter utilizes a proprietary single lumen (or channel) design and incorporates variable shaft stiffness to impart guidewire tracking characteristics similar to those of the Tracker micro-catheter. The Company believes that other balloon angioplasty catheters are less maneuverable because they either use a single lumen with a fixed wire or two lumens, i.e., one to track over the guidewire and a second to allow infusion of liquids to inflate the balloon located at the tip of the catheter. Target's trackable, single lumen design and variable shaft stiffness allow the Stealth to track through tortuous vascular paths. The Stealth is used to dilate peripheral arteries diseased by atherosclerotic plaque that are not accessible by conventional angioplasty catheters. The Stealth and FasSTEALTH micro-catheters are each available in six balloon diameters and have a domestic list price of $650 and $695, respectively.

     Target Therapeutics, Tracker, Soft Stream, The Retriever, Zephyr, FasTRACKER, Taper, Seeker, Dasher, GDC, Stealth, HYDROLENE, FasGUIDE, MACH and FasSTEALTH are registered U.S. trademarks of Target Therapeutics, Inc. IDC is a trademark of Target Therapeutics, Inc.

     CONTOUR and DSB are registered U.S. trademarks of Interventional Therapeutics Corporation, a subsidiary of Target. Magic is a registered trademark of Balt Extrusion.

MARKETS

     Interventional Neuroradiology. Acute stroke is the third leading cause of death in the United States and a major cause of adult long-term disability. Stroke is the disruption of blood supply to critical areas of the brain. The reduced blood flow results in a lack of oxygen to the brain, known as ischemia, and often causes the loss of normal brain functions. Patients who survive a stroke may experience partial paralysis or may lose the ability to speak or comprehend language. Strokes are typically caused either by ruptures (hemorrhagic stroke) or blockages (vaso-occlusive stroke) of arteries within or leading to the brain.

     Hemorrhagic strokes are generally caused by the rupture of arteries resulting from vascular defects such as cerebral aneurysms or AVMs. Cerebral aneurysms and AVMs are estimated to occur in one-half of one percent to five percent of the general population in the United States. Without treatment, these vascular defects typically grow with time and may cause a variety of symptoms or may remain asymptomatic until they rupture. In some people, these defects never become symptomatic or rupture. The treatment of hemorrhagic stroke typically requires highly invasive neurosurgery, which involves the opening of a portion of the skull, manipulation of the brain, extensive blood loss, prolonged hospitalization and a long recovery period.

     In the case of aneurysms, neurosurgery is generally performed either before or after an aneurysm ruptures, although many patients who survive a ruptured aneurysm are not treated surgically due to the high risk of such surgery. Approximately 19,000 aneurysm surgeries were performed in the United States in 1995. Target's GDC system, used with a Tracker micro-catheter, is a specialized micro-coil designed for use in aneurysms. The Company believes the GDC system may in certain cases be an effective, minimally invasive treatment to lessen blood loss or reduce the risk of a re-rupture for patients suffering from hemorrhagic stroke due to ruptured aneurysms, or as prophylactic treatment for non surgical patients by embolizing aneurysms prior to rupture.

     Approximately 4,000 AVMs were surgically removed in the United States in 1995. Target's micro-coils enable interventional physicians to occlude AVMs prior to surgery. After occluding the vessels of or leading to an AVM, the neurosurgeon may perform surgery to remove the abnormal vasculature more rapidly and with less blood loss than if the surgery was performed without first using the micro-coil, reducing the attendant surgical risks. In some cases, the micro-coils may occlude the AVM sufficiently, so that highly-invasive surgery can be avoided.

     Vaso-occlusive stroke is typically caused by the existence of a blood clot within an artery causing a complete blockage of blood flow or by the narrowing of blood vessels due to the formation of atherosclerotic plaque on the inside of vessel walls, causing a reduction in the flow of blood and increasing the risk that a blood clot will cause a complete blockage.

     There are a number of conventional treatments for cerebral atherosclerotic disease. Pharmacological treatment using drugs to dilate narrowed vessels often has limited effectiveness, especially in highly diseased blood vessels. Vascular surgery to remove the atherosclerotic tissue within a diseased artery has proven to be somewhat more effective but currently is limited to blood vessels within the neck. Arteries within the brain are generally too small and difficult to reach for this procedure and have typically been treated by highly invasive bypass grafting techniques. Balloon angioplasty, which is considered to be less invasive and more cost-effective as a means of treating coronary and peripheral atherosclerosis, has not been used extensively to treat cerebral atherosclerosis primarily due to the limitations of standard catheter systems. The Company is not aware of any balloon catheter currently on the market indicated for cerebral angioplasty. Target's Stealth micro-catheter has been cleared by the FDA for performing minimally invasive balloon angioplasty procedures to access and dilate small vessels of the peripheral vascular system to permit the restoration of normal blood flow.

     The conventional treatment for a cerebral blood clot involves the use of thrombolytic drugs. However, such drugs appear to be relatively ineffective when delivered intravenously and may cause significant bleeding in other parts of the body as a side effect. Certain of Target's catheter products are cleared for delivery of therapeutic agents, but additional clearances must be obtained with respect to the use of a particular drug to treat a specific indication. Similarly, the Company believes that its Soft Stream micro-catheter may be used to deliver certain therapeutic agents through perforations in its side holes directly to a disease site. By delivering such agents through the side-hole zone of the micro-catheter, the entire length of the diseased area can be treated at once, potentially accelerating treatment. Regulatory clearance of Target's catheter products for site-specific drug delivery will depend in part on clinical proof of efficacy and safety, and there can be no assurance that such clinical proof will be obtained. While the Company is aware that others are conducting or planning to conduct such studies, Target does not currently intend to initiate independent studies in this area.

     Peripheral Vascular Intervention. The Company's products are used to treat many site-specific disorders affecting the peripheral vascular system. These disorders, which include gastro-intestinal bleeding, peripheral vascular blood clots, internal bleeding from trauma, and peripheral AVMs and other malformations, are not easily accessible by conventional catheters and therefore have traditionally been treated by highly invasive surgery. Tracker micro-catheters can be used to deliver embolizing agents or devices to address certain cases of gastro-intestinal bleeding, trauma-induced bleeding or AVMs and other malformations. Occluded peripheral vessels can be treated by dilation using a Stealth balloon angioplasty micro-catheter in the case of atherosclerosis.

     Target's infusion micro-catheters are also being used to treat liver cancer, primarily in Japan where the incidence of that disease is relatively high. The micro-catheters are used to deliver embolizing agents to the blood vessels that feed the tumor to reduce or eliminate its blood supply. Although not curative, such treatment may contribute to an improved quality of life for such patients.

MARKETING AND SALES

     The Company's marketing strategy is designed to promote awareness of the clinical efficacy and cost-effectiveness of the minimally invasive interventional procedures in which Target's products are employed. The Company implements this strategy by providing clinical and technical information to its sales force, subsidiaries, joint ventures and worldwide distributors that encourages the interventionalist to perform procedures utilizing Target's products. Target places particular marketing emphasis on physician assistance and support for physician training.

     In North America, the typical user of the Company's products is the interventional neuroradiologist. Target believes that the number of interventional neuroradiologists and neurosurgeons trained to use its vascular access and delivery products to treat neurovascular disorders is relatively small and the growth in the number of neuro-interventional physicians is constrained by the lengthy training programs required to educate these physicians in the United States. The Company supports these programs through consultation with these practitioners. The expansion of these training programs, and increased usage of Target's products by these practitioners, are important factors in the growth of the Company's domestic market for treating neurovascular disorders with its products. In addition, an important source of product promotion comes from referrals within the medical community. As of March 31, 1996, there were ongoing programs training approximately 30 fellows at 20 teaching hospitals in North America. Target believes that future growth in the United States market also depends significantly on the unpredictable, costly and time-consuming process of obtaining regulatory clearance to market its products.

     Internationally, the Company's products are typically used by interventional neuroradiologists, neurosurgeons, cardiologists and peripheral vascular radiologists. These practitioners provide peer training, expanding the use of Target's products. To date, the Company is not aware of any formal fellowship programs outside of the United States. However, there are several interventional centers where physicians are trained in the field of interventional neuroradiology.

     Future growth of the market for the Company's neurovascular micro-catheters, guidewires and embolic devices will depend upon success in obtaining necessary regulatory clearances and expansion of the number of trained interventional practitioners. To the extent that physicians do not adopt these products for use in treating neurovascular disorders or sufficient physicians are not trained in the use of Target's products, both in the United States and abroad, the market for the Company's products will remain limited.

     Of the 1,500 hospitals in the United States providing interventional radiology services, approximately 450 provide some treatment for neurovascular disease. Approximately 100 hospitals in the United States accounted for a substantial portion of the Company's domestic revenues in the fiscal year ended March 31, 1996. Internationally, approximately 275 centers provide neurointerventional therapy. In Japan, the majority of cases are performed by neurosurgeons trained in these techniques.

     Sales to customers outside North America are made through a network of 44 international specialty distributors in over 40 countries, Target's German subsidiary, Target's new French joint venture and the Japanese joint venture with CMI, all of which are described below. Target promotes its products through trade shows, seminars, publications and direct mailings to interventional practitioners. Export product sales accounted for 71 percent, 69 percent and 60 percent of total product sales for the fiscal years ended March 31, 1996, 1995 and 1994, respectively. Target anticipates that product sales to customers in Europe and Japan will generate a large portion of total product sales through at least fiscal 1997. The Company's international operations are subject to certain risks common to foreign operations in general, including governmental regulations, reimbursement practices, and import and export restrictions. Changes in such governmental regulations or import and export restrictions could adversely affect sales of the Company's products and Target's results of operations.

     In addition to selling its own products, the Company has exclusive rights in the United States and Canada to distribute Balt's Magic line of flow-assisted catheters, guiding-catheters and catheter valve introducers. The agreement between Target and Balt, effective in June 1992 expires in August 1996 and is renewable at the option of Target for an additional three-year term if certain sales and regulatory milestones are achieved.

     In 1991, the Company formed a distribution joint venture with CMI in order to provide Target a direct presence in Japan. CMI initially contributed approximately $200,000 for 100 percent ownership in the joint venture, and in November 1992, CMI sold a 50 percent ownership interest in the joint venture to Target for approximately $120,000. The joint venture, Target-CMI, Inc., commenced selling in Japan certain of the Company's products for coronary applications in December 1991 and Target's products for neuro and peripheral vascular intervention in April 1992. Sales to CMI accounted for approximately 35 percent of the Company's product sales for the years ended March 31, 1996 and 1995, and 29 percent of the Company's product sales for the year ended March 31, 1994, respectively.

     In October 1994, the Company acquired certain assets and liabilities of the former distributor of Target's products in Germany. Target has formed a subsidiary that is responsible for the direct sales operations of the Company in Germany.

     In June 1995 the Company and its former distributor in France, Guerbet Biomedical, formed a joint venture to market the Company's products in France. Target currently holds a majority ownership interest in the joint venture, Target Guerbet Bio. The results of the operations in France, net of the minority interest, are included in the consolidated results of the Company's beginning in the second quarter of fiscal 1996.

MANUFACTURING

     Target's manufacturing organization fabricates certain proprietary components of the Company's products and assembles, inspects, tests and packages all components into finished products. By designing and manufacturing all of its products from raw materials, the Company believes it maintains greater control of quality and manufacturing process changes and is better able to limit outside access to its proprietary technology.

     The Company believes that its custom-designed, proprietary process equipment is an important component of its manufacturing strategy. In some cases, Target has added proprietary software to standard equipment and, in others, has developed proprietary enhancements for existing production machinery to facilitate the manufacture of its products to exacting standards. The Company has also developed core manufacturing technologies and processes, including (i) proprietary extrusion techniques and equipment and polymer processing capabilities, including composite lamination, welding of dissimilar materials, balloon-forming, tubing expansion and silicone-coating, and (ii) proprietary precision guidewire grinding techniques enabling fabrication of a large variety of guidewire core profiles using many core alloys, thermal treating, variable pitch spring winding and soldering. Other areas of Target's technological expertise include braiding, teflon-spray coating, hydrophilic coatings, electroplating and material cleaning and surface preparation.

     Most of the Company's subassemblies and products are assembled and tested in a controlled clean-room environment by trained production personnel. At various assembly stages each lot of product undergoes thorough testing to ensure compliance with applicable regulations. Target's quality assurance group independently verifies that product fabrication and inspection process steps meet the Company's specifications and applicable regulatory requirements. Upon successful completion of these tests, the products are sterilized, packaged and prepared for shipment.

     Raw materials utilized in the Company's products are purchased from outside vendors. Target's manufacturing group procures, tests and inspects all raw materials used in the Company's products. Target relies on single sources for certain of its key components. The Company believes, however, that alternative sources for these components are available and generally maintains adequate raw material inventory supply to avoid product flow interruptions. Nevertheless, any unanticipated interruption in the supply of these components could have a material adverse effect on the Company.

PRODUCT DEVELOPMENT

     The Company's product development strategy is to improve its current products and to develop new products to meet the needs of physicians performing small-vessel interventional procedures. Target is developing new products and enhanced versions of its existing products to perform an expanded range of diagnostic and therapeutic procedures within the Company's core interventional neurovascular and peripheral vascular markets. Target's future success will depend upon, among other factors, its ability to develop or acquire from third parties, introduce and manufacture new products or enhanced versions of, or new uses for, existing products, and to obtain regulatory clearance on a timely basis for such products.

     For the embolization of peripheral aneurysms and AVMs, the Company has developed its IDC coils that are detached by mechanical, rather than electrolytic, means as described above. The initial intended use of the IDC system is the treatment of AVMs or fistulae. The IDC system may have applications where speed of detachment is important or where a high degree of accuracy of placement is not as critical. Seven patents have been issued and an additional six patents have been applied for with respect to IDC. In addition, the Company has acquired rights from a third party with respect to an IDC. The IDC system is currently being marketed commercially in Japan as the Mechanical Detachable Coil.

     Target believes its technology may be used for applications other than those for which its products are currently marketed or under development. For example, in December 1992, Target formed a partially owned affiliate, Conceptus, Inc., to focus on the diagnosis and treatment of female and male reproductive disorders such as infertility and impotence. The Company has granted to Conceptus certain rights to its current and future proprietary technologies for exclusive use in developing and commercializing products for application in the field of reproductive physiology. In March and June 1994, May and June 1995 and February 1996, Conceptus completed additional rounds of financing. The February 1996 financing was the initial public offering of Conceptus stock. As of May 31, 1996, Target held an approximate 18 percent equity position in Conceptus.

     In May 1993, Target formed another partially owned affiliate, Cardima, Inc. ("Cardima"), which is engaged in the development of products for diagnosis and treatment of cardiac rhythm disorder. The Company has granted Cardima certain rights to its current and future proprietary technologies for exclusive use in developing and commercializing products primarily for electrophysiology applications. In December 1994, December 1995 and February 1996, Cardima completed additional rounds of financing. As of May 31, 1996, Target held an equity interest in Cardima of approximately 16 percent.

     In June 1993, the Company, along with Collagen Corporation ("Collagen") and Celtrix Pharmaceuticals, Inc., formed another partially owned affiliate, Prograft Medical, Inc. ("Prograft"), by contributing cash and granting certain rights to its current and future proprietary technologies for exclusive use in developing and commercializing products for applications in the field of vascular prostheses. Prograft is focusing its development efforts on vascular stents (devices that hold arteries open from within), grafts (that allow for the repair of narrowed, blocked or weakened arteries and veins) and stent-grafts. In July and August of 1994 and March 1995, Prograft completed additional rounds of financing. As of May 31, 1996 Target held approximately 21 percent of the equity in Prograft.

     Target's expenditures for research and development totaled approximately $12.9 million, $10.3 million and $7.6 million in the years ended March 31, 1996, 1995 and 1994, respectively.

COMPETITION

     The medical device industry is characterized by rapidly evolving technology and competition. The Company currently experiences competition in the interventional neuroradiology market and expects such competition to increase substantially. Target believes that procedures using its interventional products, including the recovery period, are substantially less costly than highly invasive, traditional surgical procedures and may ultimately replace these procedures in some applications. In many other applications, the Company's products can be used prior to surgery to enable the physician to perform procedures less invasively, with greater efficiency and reduced patient trauma in a shorter period of time. Several companies in the United States, including large companies with resources significantly greater than those of Target, have introduced products that are being used in the interventional neuroradiology market. The Company is also aware of other companies that may pursue commercialization of products which may compete with Target's products and may result in future pricing and margin pressures within this market. There can be no assurance that these companies will not succeed in developing technologies and products that are more effective than any which have been or are being developed by the Company or that would render Target's technologies or products obsolete or not competitive.

     The cardiovascular and peripheral vascular interventional markets are substantially more developed than the neuroradiology market and are subject to intense competition. There are many large companies with significantly greater financial, manufacturing, marketing, distribution and technical resources, and experience than the Company focusing principally on cardiovascular and peripheral applications for their catheter technologies. As a result, Target focuses its product development and marketing strategies on market segments where its small vessel access and delivery systems can be used in applications not presently addressed by conventional catheter and other interventional products. There can be no assurance, however, that competitors will not successfully enter these markets with superior products. In addition, Target is aware of several other companies that have introduced guidewires to the marketplace and attributes the slower growth rate of its guidewire product line to increased competitive pressures. Such competition could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company believes that the primary competitive factors in the market for interventional small vessel access and delivery products are safety, efficacy, ease of use, reliability, innovation and price. In addition, Target believes that customer service and physician relationships, as well as the time in which companies can develop products, complete the clinical testing and regulatory clearance process, and supply commercial quantities of the products to the market are important competitive factors.

PATENTS, TRADE SECRETS AND LICENSES

     Target's policy is to protect its proprietary position by, among other methods, filing United States and foreign patent applications to protect technology, inventions and improvements that are important to the development of its business. As of May 31, 1996, Target held or was the exclusive licensee of 51 issued United States patents, 93 United States applications pending and had numerous foreign patents issued and applications pending covering various aspects of its products and core technology, including patents and applications acquired in connection with the acquisition of ITC. The issued patents relate to the variable stiffness design of Target's Tracker micro-catheters, the patent for which expires in April 2005, and other important aspects of the Company's technologies. No assurance can be given that pending patent applications will be approved or that any patents will provide competitive advantages for Target's products or will not be challenged or circumvented by competitors. In order to preserve its competitive position, it is Target's intent to actively pursue any patent infringement issues of which it becomes aware.

     The Company also relies upon trade secrets and technical know-how and continuing technological innovation to develop and maintain its competitive position. Target typically requires its employees, consultants and advisors to execute appropriate confidentiality and assignment of inventions agreements in connection with their employment, consulting or advisory relationship with the Company. There can be no assurance, however, that these agreements will not be breached or that Target will have adequate remedies for any breach. Furthermore, no assurance can be given that competitors will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's proprietary technology, or that Target can meaningfully protect its rights in unpatented proprietary technology.

     The Company was founded in June 1985 as a corporate joint venture between Collagen and Eli Lilly and Company ("Lilly"). In January 1988, Lilly sold its interest in Target to Collagen. In connection with the transfer of ownership, Lilly and its wholly owned subsidiary, Advanced Cardiovascular Systems, Inc. ("ACS"), transferred to the Company all rights to certain patents and confidential information developed through the transfer date by the joint venture. Additionally, Target granted to Lilly and ACS a royalty-free worldwide license to make, use and sell products, other than in the field of therapeutic embolization, under certain patents and know-how relating to the Taper guidewire. Such license is exclusive, except that Target retained a non-exclusive, royalty-free worldwide right under such patent rights and know-how to make, have made, use and sell products, other than in the field of diagnosis and treatment of coronary angioplasty. Lilly and ACS further agreed not to assert against the Company any intellectual property right relating to Target's Tracker micro-catheter and Taper guidewire, or any products substantially similar to such products and for the applications for which such products were then being used.

     In June 1990, the Company obtained an exclusive, worldwide, royalty-bearing license from The Regents of the University of California to certain pending patent applications relating to the construction and method of use of the GDC system. The license requires Target to make certain minimum payments and to pay a royalty based on net sales of products utilizing the licensed technology. This license extends for the life of the patents unless terminated earlier in the event of Target's breach of certain covenants or agreements, including failure to obtain regulatory clearance or market the GDC system within specified periods. Under the license, the licensor retained the rights to use the invention and associated technology for educational and research purposes.

     In March 1992, the Company obtained an exclusive, worldwide, royalty-bearing license to certain inventions, technical information, know-how and patents which it may use with respect to an endovascular retrieval device. Target commenced marketing a product using this technology, the Retriever endovascular snare, in June 1992. The license requires the Company to pay a royalty based on net sales of products utilizing the licensed technology. The license extends for the life of the patents, after which Target shall have a royalty-free, paid-up license.

     In October 1992, September 1993, March 1994 and May 1995, Target obtained certain royalty-bearing licenses to certain inventions, technical information, know-how and patents with respect to the surface treatment of guidewires, temporary use infusion catheters, devices used to introduce other neurovascular catheters or embolics and for a balloon dilatation catheter. Such licenses are non-exclusive except for infusion catheters sold exclusively for neurovascular infusion usage. The Company commenced marketing an infusion catheter product line using this technology, the FasTRACKER product family, during fiscal 1994. During fiscal 1995 Target introduced a line of guide catheters used to introduce other neurovascular catheters, the FasGUIDE product family and a line of balloon dilation products, the FasSTEALTH product family, using this technology. In August 1995, the Company commenced sales of guidewire products, the Mach product family, which use this technology. These licenses require the Company to make certain minimum payments and to pay royalties based on net sales of products utilizing the licensed technology. The licenses extend for the life of the patents but may be terminated at Target's discretion with no future right to the technology.

     In addition to the licenses described above, Target may, in the future, license from third parties rights to certain products and processes related to the Company's business.

     The patent which relates to the variable stiffness design of the Company's Tracker micro-catheters (the "Tracker patent") has been the subject of four reexamination proceedings in the United States Patent and Trademark Office ("USPTO"). Following the completion of the first such proceeding, the USPTO issued a reexamination certificate and confirmed the patentability of the patent claims set forth in the certificate. Requests for second, third and fourth reexaminations of the patent were initiated by one of the Company's competitors, SciMed Life Systems, Inc. ("SciMed"), a subsidiary of Boston Scientific Corporation, and after the USPTO's review of such petitions the Company recently received notice from the USPTO that it had reaffirmed the patentability of the claims of the Company patent. Notwithstanding this result, no assurance can be given that SciMed will not mount a legal challenge to the validity of the Company patent or that the Company would prevail in any such action.

     In November 1994 the Company filed a lawsuit in the United States District Court (the "Court") against SciMed Life System, Inc. ("SciMed"), a subsidiary of Boston Scientific Corporation, and Cordis Endovascular Systems, Inc. ("Cordis"), a subsidiary of Johnson & Johnson, seeking damages and preliminary and permanent injunctive relief against sales of such companies' products believed to be infringing the Tracker patent. The defendants responded, challenging the validity of the Tracker patent, denying infringement, and raising other defenses. Furthermore, Cordis has filed a countersuit against the Company claiming that certain of the Company's products infringe Cordis' patents. In May 1996, the Court granted the Company's motion for a preliminary injunction prohibiting Cordis and SciMed from infringing on the Tracker Patent. Cordis and SciMed requested a stay on the preliminary injunction during an appeal of that decision. The District Court has denied Cordis and SciMed's request for a stay. However, Target is currently awaiting a ruling from the Court of Appeals on a motion by Cordis and SciMed seeking a stay of the preliminary injunction pending the outcome of the appeals. The Court of Appeals has temporarily stayed the preliminary injunction while it considers the motion. Notwithstanding the grant of the Company's motion for a preliminary injunction, there can be no assurance that the Company will be ultimately successful in this lawsuit.

     The Company is also aware that at least one competitor in Europe has sold micro-catheters that may infringe a patent that could issue on the Company's patent application which is pending in the European Patent Office. The Company is investigating its options for enforcement of its rights with respect to such infringement. The patent which relates to the variable stiffness design of the Company's Tracker micro-catheter is being opposed in Japan by an undisclosed party.

GOVERNMENT REGULATION AND PRODUCT TESTING

     The Company's research and development activities are subject to regulation by numerous governmental authorities in the United States and other countries, and the production and marketing of any products developed by Target are also significantly regulated, particularly as to safety and efficacy. In the United States, medical device products are subject to rigorous FDA review. The Federal Food, Drug, and Cosmetic Act (the "FDC Act"), the Public Health Service Act and other federal statutes and regulations govern or influence the testing, manufacture, safety, labeling, storage, record keeping, market clearance, advertising and promotion of such products. Non-compliance with applicable requirements can result in fines, civil penalties, injunctions, suspensions or losses of regulatory clearance, recall or seizure of products, operating restrictions, refusal of the government to approve product license applications or allow Target to enter into supply contracts with government entities, and criminal prosecution.

     Certain of the Company's products are sold pursuant to IDEs obtained from the FDA. According to IDE regulations, sale of the applicable device for clinical use may not constitute commercialization. As a result, Target sells products subject to an IDE at prices which allow only for the recovery of research and development, manufacturing and handling costs. In addition, products sold under an IDE are limited by the FDA as to the number of investigation sites and the number of patients treatable in clinical trials.

     In order to obtain FDA clearance or approval of a new medical device, Target must submit proof of safety and efficacy. In most cases, such proof entails extensive pre-clinical, clinical and laboratory tests. The testing, preparation of necessary applications and processing of those applications by the FDA is expensive and time consuming and may take several years to complete. There is no assurance that the FDA will act favorably or quickly in making such reviews, and significant difficulties or costs may be encountered by the Company in its efforts to obtain FDA clearance that could delay or preclude Target from marketing any product it may develop. The FDA may also require post-marketing testing and surveillance to monitor the effects of proposed products or place conditions on any clearance that could restrict commercial applications of such products. Product clearances may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. In addition, delays imposed by the governmental review process may materially reduce the period during which the Company may have the exclusive right to commercialize patented products or technologies.

     The two principal methods by which medical devices may be submitted to the FDA for clearance to market include a premarket notification filing under
Section 510(k) and a PMA application. To obtain a PMA, the applicant is required to submit clinical data to the FDA, and the FDA may also request that a 510(k) include clinical data. Before beginning a clinical study, the applicant must submit an IDE application to the FDA for approval. The IDE application requires that in vitro and in vivo animal tests be completed in order to demonstrate sufficient safety of the product. Clinical studies must be done under a clinical protocol with assurance of adherence to the protocol, informed consent from clinical subjects, approval of an Institutional Review Board of the applicable hospital, maintenance of required documentation, proper monitoring and appropriate statistical evaluations.

     Applications under the 510(k) procedure must demonstrate substantial equivalence to a device that was on the market prior to the Medical Device Amendments of 1976 or to devices marketed thereafter under the 510(k) procedure. Applicants must defer marketing until a favorable response to the 510(k) is received from the FDA. While reviewing the 510(k), the FDA may require additional data, which can have the effect of materially extending the time required to commence marketing. Each 510(k) for a separate application may require the submission of clinical data concerning human patients relating to the safety and the effectiveness for each specific proposed medical use. The FDA may also refer the device to an advisory panel of experts for consideration and recommendation, which may delay the 510(k) clearance process.

     The preparation and processing of a PMA application is significantly more complex and time consuming than a 510(k). Once the clinical investigation is completed, the applicant must assemble and submit to the FDA a significant quantity of clinical, animal testing, manufacturing, and other data. The PMA approval process may take several years or longer and no assurance can be given concerning the ultimate outcome of PMAs submitted by an applicant. In addition, there can be no assurance that required approval from the FDA for any proposed potential medical use will be granted, or that the FDA process will not be unduly expensive or lengthy.

     To date, all of the Company's FDA marketing clearances for commercially available products have been obtained through the 510(k) process. It is possible that future potential applications of existing products or that future products may require PMA approval, with corresponding increases in the costs and time required to obtain governmental clearance.

     The Company is also required to register as a medical device manufacturer with the FDA and state agencies. Target is subject to inspection on a routine basis by both the FDA and the State of California for compliance with the FDA's current Good Manufacturing Practice ("GMP") regulations. Under GMP regulations, Target is subject to certain procedural and documentation requirements with respect to manufacturing and control activities, and the Company's manufacturing facilities are subject to periodic inspections by the FDA, as well as by state and foreign regulatory authorities. Target's existing facilities have been inspected by the FDA in the past. The Company believes its manufacturing facilities are in compliance in all material respects with all applicable local, state and federal regulations.

     Target must also comply with various FDA requirements for design, safety, advertising, labeling, record keeping and reporting of adverse experiences with the use of its products. The FDA actively enforces regulations prohibiting marketing of products for unapproved uses. Failure to comply with applicable regulatory requirements can result in, among other things, fines, civil penalties, injunctions, suspensions or loss of clearances, seizures or recalls of products, operating restrictions, refusal of the government to approve product license applications or allow Target to enter into supply contracts, injunctions and criminal prosecutions. Changes in existing requirements or adoption of new requirements could adversely affect the ability of the Company to comply with regulatory requirements. Failure to comply with regulatory requirements could have a material adverse affect on Target's business, financial condition and results of operations.

     In addition to regulations enforced by the FDA, the Company is also subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act and other present and potential future federal, state or local regulations. To date, compliance with these regulations has not had any material effect on the Company's financial results, capital requirements or competitive position.

     Sales of medical devices outside the United States are subject to foreign regulatory requirements that vary widely from country to country. The time required to obtain clearance required by foreign countries may be longer or shorter than that required for FDA clearance, and requirements for licensing may differ significantly from FDA requirements. Some countries have historically permitted human studies earlier in the product development cycle than regulations in the United States. Other countries, such as Japan, have standards similar to those of the FDA. This disparity in the regulation of medical devices may result in more rapid product clearance in certain countries than in the United States, while clearance in countries such as Japan may require longer periods than in the United States. In addition, the European Union has developed a new approach to the regulation of medical products which may significantly change the situation in those countries. The receipt or denial of FDA clearance for a particular product may affect the receipt or denial of regulatory clearance for that product in certain other countries.

     Export sales of investigational devices or devices not cleared for commercial distribution in the United States are subject to FDA export permit requirements. In order to obtain such a permit, Target must provide the FDA with documentation from the medical device regulatory authority of the country in which the purchaser is located, stating that the sale of the device is not a violation of that country's medical device laws.

PRODUCT LIABILITY LITIGATION AND INSURANCE

     Medical device companies are subject to an inherent risk of product liability and other liability claims in the event that the use of their products results in personal injury claims. The Company's products are often used in the brain, where there is a high risk of serious injury or death, and in other life-threatening situations. Such risks will exist even with respect to those products that have received, or in the future may receive, regulatory clearance for commercial sale. While the Company seeks to maintain product liability insurance with coverage that Target believes is comparable to that maintained by companies similar in size and serving similar markets, there can be no assurance that the Company's product liability insurance will be adequate or that such insurance will remain available at acceptable costs, or at all. A successful claim brought against Target for which insurance coverage is denied or in excess of its insurance coverage could have a material adverse effect on the Company's business, financial condition and results of operations. Additionally, it is possible that adverse product liability actions could negatively affect Target's ability to obtain and maintain regulatory clearance for its products.

THIRD-PARTY REIMBURSEMENT

     The Company's products are purchased by hospitals, which, in the United States, then bill various third-party payers, including Medicare, Medicaid and private insurers, for the healthcare services provided to patients. Government agencies reimburse hospitals for medical procedures at a fixed rate according to diagnosis-related groups. Federal and state laws and regulations govern reimbursement by such government agencies. Such laws and regulations also influence reimbursement by private insurance companies of medical fees. Changes in current policies could reduce or eliminate such reimbursements and thereby adversely affect future sales of Target's products. Third-party payers may deny reimbursement if they determine that the device used in the procedure is unnecessary, inappropriate, not cost-effective, experimental or for a non-approved indication. Third-party payers may deny reimbursement for treatments using the Company's products, regardless of the FDA clearance status of such products. Third-party payers are increasingly challenging the prices charged for medical products and services. There can be no assurance that reimbursement from third-party payers will be available, or if available, that reimbursement will not be limited, thereby adversely affecting Target's ability to sell its products profitably. Although the Company has not experienced any significant problems to date, uncertainty exists as to the reimbursement status of newly approved health care products and the current political issues being addressed by the Clinton Administration, and there can be no assurance that adequate third-party coverage will be available to patients. Similar circumstances exist in many international markets and are subject to various foreign health care policies. In such circumstances, sales of the Company's products could be adversely affected.

EMPLOYEES

     As of May 31, 1996, the Company and its wholly owned subsidiaries had 402 full-time and part-time employees, including 80 in research and development, 33 in regulatory, clinical and quality assurance, 200 in manufacturing and quality assurance, 41 in sales, marketing and customer service and 48 in finance and administration. Target is dependent upon a limited number of key management and technical personnel. The Company's future success will depend in part upon its ability to attract and retain highly qualified personnel. Target competes for such personnel with other companies, academic institutions, government entities and other organizations. The Company attempts to maintain competitive compensation, benefits, equity participation and work environment policies to assist in attracting and retaining qualified personnel as Target believes that the success of its business will depend, in part, on its ability to attract and retain such employees. None of Target's employees is covered by a collective bargaining agreement. The Company believes its relationship with its employees is good.

EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of the Company as of June 1, 1996 are as follows:

                    NAME                   AGE                       POSITION
    -------------------------------------  ---   ------------------------------------------------
    Gary R. Bang.........................  50    President, Chief Executive Officer and Director
    Erik T. Engelson.....................  36    Senior Vice President, Operations and Research
                                                   and Development
    Abhi Acharya, Ph.D. .................  55    Vice President, Regulatory, Quality and Clinical
                                                   Affairs
    Richard E. Cappetta..................  37    Vice President, Europe
    U. Hiram Chee........................  36    Vice President, Peripheral Vascular Products
    Ray H. Dormandy, Jr. ................  48    Vice President, Silicone and PVA Technologies
    Edward R. LeMoure....................  41    Vice President and General Manager,
    Robert E. McNamara...................  39    Vice President, Finance and Administration,
                                                   Chief Financial Officer and Assistant
                                                   Secretary
    John C. Meyer........................  52    Vice President, Human Resources
    Timothy C. Mills, Ph.D. .............  39    Vice President, New Business Development and
                                                   Chief Scientific Officer
    Kevin P. Riley.......................  36    Vice President, Sales and Marketing
    Patrick A. Rivelli, Jr. .............  32    Vice President, Manufacturing

     The officers of the Company are appointed by the Board of Directors and serve at the discretion of the Board. There are no family relationships among the directors or officers of Target.

     Mr. Bang joined Target in May 1993 as President and Chief Executive Officer and a director. Prior to joining Target, Mr. Bang worked for Baxter International, a diversified multinational manufacturer of health care products ("Baxter"), for 19 years. In his most recent position with Baxter, Mr. Bang served from April 1990 to April 1993 as President of the Pharmaseal Surgical Division, a world leader in disposable products sold to hospital operating rooms. Mr. Bang served as President of the Gloves Strategic Business Unit from November 1989 to April 1990. From October 1986 to November 1989, Mr. Bang served as Vice President, Sales and Marketing of Baxter U.K. in England. Prior to 1986, he served in various capacities including President, Vice President, Division Controller of divisions of Baxter, whose products included solutions, dialysis products and disposable hospital products. Mr. Bang is also a Director of Spectranetics, Inc.

     Mr. Engelson joined Target in 1985 as Project Manager. He became Manager of Research and Development in January 1987 and served in that position until March 1988 when he became Director of Research and Development. He was appointed Vice President, Research and Development in October 1988 and Senior Vice President, Operations and Research and Development in September 1992. Prior to joining Target, Mr. Engelson served as a research and development engineer at ACS, an intravascular catheter company, from November 1984 to October 1985.

     Dr. Acharya joined Target in June 1994 as Vice President, Regulatory, Quality and Clinical Affairs. Prior to joining Target, he served as Senior Technical Consultant at Biometri Research Institute, Inc., a healthcare consulting firm, from July 1993 until June 1994. Dr. Acharya served as Director of the Division of Cardiovascular, Respiratory and Neurological Devices at the FDA from September 1985 until July 1993 and as Senior Reviewer in the FDA's Office of Device Evaluation from 1977 until September 1985.

     Mr. Cappetta joined Target in March 1994 as Marketing Manager. In December of 1994, he was promoted to Director of Worldwide Marketing and was appointed Vice President, Europe in November 1995. Prior to joining Target, he served as an International Marketing Manager and Senior Product Manager for Scimed Life Systems (1990-1994). Prior to joining Scimed, he held various sales and marketing positions with Trimedyne, Eleceth and CR Bard.

     Mr. Chee joined Target in September 1987 as Senior Research and Development Engineer. He became Project Manager in September 1988 and served in that position until December 1990 when he became Project Director, Research and Development. He was appointed Vice President, New Product Development in October 1992 and Vice President, Peripheral Vascular Products in December 1995. Before joining Target, Mr. Chee held various engineering positions from June 1983 to September 1987 with the Edwards Critical Care Division of Baxter.

     Mr. Dormandy joined Target in May 1996 as Vice President, Silicone & PVA Technologies. Prior to joining Target, he was President and co-founder of Interventional Therapeutics Corporation from 1986 until it was acquired by Target in May 1996. He has previously held positions as Director or Manager of Research and Product Development for McGhan Medical Corporation, Mentor Corporation, Pudenz-Schulte Medical Research and American Heyer-Schulte. Prior to his medical industry experience, he held various engineering and management positions in the petroleum industry.

     Mr. LeMoure joined Target in April 1990 as Vice President, International Sales and served in that position until April 1995 when he became Vice President and General Manager, International. He has been a director of Target-CMI, Inc. since April 1, 1992. From March 1986 to April 1990, he held various sales and marketing positions with the Bard Japan Division ("Bard Japan") of Bard, including Senior Product Manager, Cardiovascular Products from March 1986 to December 1988 and Manager of Sales and Marketing, Cardiovascular Products from December 1988 to April 1990. Mr. LeMoure served on the Bard Japan Management Board from 1987 to 1990. Before joining Bard Japan, Mr. LeMoure was employed with the U.S.C.I. Division of Bard from 1979 to 1986.

     Mr. McNamara joined the Company in April 1995 as Vice President, Finance and Administration, Chief Financial Officer and Assistant Secretary. Prior to joining Target he served as Chief Financial Officer of Guittard Chocolate Company from August 1994 to April 1995 and as Director of Finance for Target from April 1994 to July 1994. From July 1987 to April 1994 Mr. McNamara held various professional and management positions at Tandem Computers Incorporated, a multinational manufacturer of mainframe computers, including Sales and Marketing Finance Manager, Customer Engineering Business Manager and Materials Control Manager.

     Mr. Meyer joined Target in March 1996 as Vice President, Human Resources. Prior to joining Target, he served as Vice President, Human Resources at Chipcom, Inc., a computer networking equipment firm from September 1991 until October 1995. Prior to that, he was Senior Vice President Human Resources and Administration at PHH Fleet-America, a financial services company in Hunt Valley, Maryland from June 1987 to October 1990. Mr. Meyer also served in senior Human Resources positions at NBI, Inc. (1982-1987) and Digital Equipment Corporation (1976-1982).

     Dr. Mills joined Target in April 1994 as Vice President, New Business Development and was appointed to Chief Scientific Officer in May 1996. Prior to joining Target, he served as Director of Business Development of the Interventional Cardiology Division of Baxter from September 1991 to April 1994. Dr. Mills served as Director of the Artificial Heart Program at the University of California, Irvine Medical Center from September 1988 to September 1991. From June 1984 to June 1987, he was a research faculty member in the Department of Radiology at the University of California, San Francisco.

     Mr. Riley joined Target in September 1987 as a sales manager. In September 1989, he took on the role of Marketing Manager until October 1992 when he was promoted to Director of Marketing. Mr. Riley was appointed Vice President, Worldwide Marketing in April 1994 and Vice President, Sales and Marketing in November 1995. Prior to joining Target, Mr. Riley held various sales positions with Elecath, a manufacturer of invasive electrophysiology devices, with Davis and Geck Surgical, a manufacturer of surgical products, and with Baxter.

     Mr. Rivelli joined Target in January 1996 as Vice President, Manufacturing. Prior to joining Target, he served as a Principal at Integral Inc., a new product development and operations consulting firm, from 1992 to 1996. He served as a management consultant at Bain & Company from 1991 to 1992.

ITEM 2.  PROPERTIES

     In October 1991, Target signed a ten-year lease for a 76,000 square foot building in Fremont, California and in early fiscal 1993, consolidated its operations in this facility. In October 1994, the Company subleased from Cardima, for a period of two years with the option to extend, certain space in Cardima's Fremont location primarily to be utilized for Target's finished goods storage and shipping needs.

     In June 1995, Target signed a 40-month lease with the option to extend and for additional space to expand its facilities in Fremont, California by moving into a 36,000 square-foot facility. The Company anticipates using the new facility for research and development, manufacturing and corporate administrative purposes. In connection with its acquisition of ITC, the Company acquired approximately 24,590 additional square feet of manufacturing and office space in Fremont under lease through June 2004. The Company believes that these facilities will be adequate to meet its requirements through calendar 1996. Target currently anticipates that it will require additional office space in calendar 1997 and is currently reviewing alternatives to handle its anticipated future space requirements.

     In addition, the Company leases through subsidiaries, additional sales and distribution facilities in Germany and France.

ITEM 3.  LEGAL PROCEEDINGS

     In November 1994 the Company filed a lawsuit in the United States District Court (the "Court") against SciMed Life System, Inc. ("SciMed"), a subsidiary of Boston Scientific Corporation, and Cordis Endovascular Systems, Inc. ("Cordis"), a subsidiary of Johnson & Johnson, seeking damages and preliminary and permanent injunctive relief against sales of such companies' products believed to be infringing the Tracker patent. The defendants responded, challenging the validity of the Tracker patent, denying infringement, and raising other defenses. Furthermore, Cordis has filed a countersuit against the Company claiming that certain of the Company's products infringe Cordis' patents. In May 1996, the Court granted the Company's motion for a preliminary injunction prohibiting Cordis and SciMed from infringing on the Tracker Patent. Cordis and SciMed requested a stay on the preliminary injunction during an appeal of that decision. The District Court has denied Cordis and SciMed's request for a stay. However, Target is currently awaiting a ruling from the Court of Appeals on a motion by Cordis and SciMed seeking a stay of the preliminary injunction pending the outcome of the appeals. The Court of Appeals has temporarily stayed the preliminary injunction while it considers the motion. Notwithstanding the grant of the Company's motion for a preliminary injunction, there can be no assurance that the Company will be ultimately successful in this lawsuit.

     In addition, from time to time, the Company may be involved in various legal actions, including product liability claims, arising in the ordinary course of business. While the outcome of such matters is currently not determinable, it is management's opinion that these matters will not, either individually or in the aggregate, have a material adverse effect on the company's consolidated financial position or results of its operation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

MARKET INFORMATION

     The Company's common stock trades on The Nasdaq Stock Market under the symbol "TGET". The high and low closing sales prices (excluding retail markup, markdowns and commissions) for the two years in the period ended March 31, 1996 are as follows:

                                                                          HIGH       LOW
                                                                         ------     ------
    YEAR ENDED MARCH 31, 1996
      First quarter....................................................  $23.88     $16.34
      Second quarter...................................................   35.13      20.75
      Third quarter....................................................   43.00      30.75
      Fourth quarter...................................................   66.00      37.50
    YEAR ENDED MARCH 31, 1995
      First quarter....................................................  $13.25     $10.25
      Second quarter...................................................   15.13       9.88
      Third quarter....................................................   16.13      11.88
      Fourth quarter...................................................   19.88      13.63

     Per share amounts reflect a two-for-one stock split effected on December 18, 1995.

     As of May 31, 1995, there were approximately 146 stockholders of record and approximately 11,500 beneficial holders of the Company's common stock. The Company's stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenue or earnings from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period. Additionally, the Company may not learn of, or be able to confirm, revenue or earnings variations from estimates until late in the fiscal quarter which could result in an even more immediate and adverse effect on the trading price of the Company's common stock. Finally, the Company participates in a highly dynamic industry, which often results in significant volatility of the Company's common stock price.

DIVIDEND POLICY

     The Company has not historically paid cash dividends, with the exception of a $7.0 million dividend to Collagen and other holders of record of the Company's preferred stock as of January 15, 1992. The Company currently intends to retain any future earnings for use in its business and does not anticipate paying any further cash dividends in the foreseeable future. Target's line of credit prohibits the payment of cash dividends.

ITEM 6.  SELECTED FINANCIAL DATA

     CONSOLIDATED STATEMENT OF INCOME DATA:

                                                            YEAR ENDED MARCH 31,
                                               -----------------------------------------------
                                                1996      1995      1994      1993      1992
                                               -------   -------   -------   -------   -------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
    Product sales............................  $69,795   $47,508   $35,353   $28,117   $19,049
    Total revenues...........................   69,795    47,508    35,353    28,117    20,449
    Gross margin on product sales............   48,317    32,357    21,985    18,460    12,129
    Income from operations...................   14,654     8,465     5,116     4,421     3,735
    Income before cumulative effect of
      accounting change......................   11,702     7,378     4,320     3,580     2,500
    Net income...............................   11,702     7,378     4,951     3,580     2,500
    Income per share before cumulative effect
      of accounting change(2)................      .77       .51       .30       .25        --
    Net income per share(2)..................      .77       .51       .35       .25        --
    Pro forma net income (unaudited).........       --        --        --        --     2,599(1)
    Pro forma net income per share
      (unaudited)(2).........................       --        --        --        --       .51(1)
    Shares used in calculating per share
      information(2).........................   15,280    14,466    14,206    14,150    10,186

     CONSOLIDATED BALANCE SHEET DATA:

                                                                 MARCH 31,
                                              ------------------------------------------------
                                                1996      1995      1994      1993      1992
                                              --------   -------   -------   -------   -------
    Working capital.........................  $ 72,729   $44,952   $41,527   $37,370   $34,602
    Total assets............................   114,275    70,399    57,130    46,827    42,103
    Long-term obligations...................       128       115       124       152       138
    Stockholders' equity....................    90,838    57,863    49,064    42,462    37,983

- ---------------

(1) Collagen was the majority stockholder of the Company until November 1992. For periods prior to February 1, 1992, the Company's tax provisions and tax liabilities were calculated in accordance with the Tax Allocation Agreements that existed between Collagen and Target. Such provision may not reflect the Company's actual tax rate had it not been consolidated with Collagen for tax purposes. Unaudited pro forma net income per share information for the year ended March 31, 1992 has been calculated assuming the Company did not have a tax allocation agreement with Collagen and filed its tax returns on a separate company basis.

(2) All share and per share amounts reflect a two-for-one stock split effected on December 18, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  Overview

     The Company develops, manufactures and markets innovative, highly specialized disposable micro-catheters, guidewires and micro-coils for use in minimally invasive procedures to treat vascular diseases of the brain associated with stroke, as well as to treat diseases of other parts of the body that are accessible through small vessels of the circulatory system.

     Products developed by the Company generally require clearance by the U.S. Food and Drug Administration ("FDA") prior to commercialization in the United States. The FDA may require clinical investigation as a prerequisite to such market clearance.

     The Company's revenues have been derived primarily from the sale of its micro-catheters, guidewires and micro-coils. Target distributes certain products manufactured by other companies pursuant to distribution agreements.

     The following table sets forth certain selected statement of income information of the Company as a percentage of product sales for the periods indicated.

                                                                       YEAR ENDED MARCH 31,
                                                                      ----------------------
                                                                      1996     1995     1994
                                                                      ----     ----     ----
    Product sales...................................................  100 %    100 %    100 %
    Cost of sales...................................................   31**     32       38*
    Research and development........................................   19       22       22
    Selling, general and administrative.............................   30       29       26
    Net income......................................................   17       16       14

- ---------------

* Includes $1.5 million charge for costs associated with changes made to the Guglielmi Detachable Coil system as described under "Cost of Sales" below. Cost of sales, exclusive of this charge, was 34 percent of product sales.

** Includes a $500,000 reversal of a charge described at * above. Cost of sales, exclusive of this charge, was unchanged at 31 percent of product sales.

  Revenues

     Product sales for the year ended March 31, 1996 were $69.8 million, an increase of $22.3 million, or 47 percent, from $47.5 million for the prior year. Product sales for the year ended March 31, 1995 increased 34 percent from $35.4 million in fiscal 1994. These increases were primarily attributable to recent product introductions and additional unit sales in each of Target's product lines resulting from an increased number of treatment sites, training of additional physicians and the continued acceptance of the Company's products. In September 1995, the Company obtained clearance by the FDA to market its Guglielmi Detachable Coil ("GDC") system in the United States. The Company has launched a training program to facilitate the roll out of the product to treatment centers in addition to those involved in the clinical trials. In conjunction with becoming a GDC treatment site, each hospital is required to purchase a minimum stocking order of the product. The Company's revenues include approximately $3.9 million in sales of initial stocking orders of its GDC system in fiscal 1996. As of March 31, 1996, a portion of the revenue attributable to these initial stocking orders, totaling $805,000, has been deferred into future periods. Initial stocking order revenue should not be viewed as indicative of future sales, as repeat orders and future revenue streams will be driven largely by the number of procedures performed by physicians which cannot accurately be predicted given the short period during which the GDC system has been commercially available and which will remain subject to numerous factors outside the Company's control. The Company is currently pursuing regulatory clearance in Japan for the GDC system.

     The increase in the Company's product sales is also attributable to the continued growth in the European and Japanese markets for Target's products. Export product sales increased to $49.4 million in fiscal 1996 from $32.5 million in fiscal 1995 and $21.1 million in fiscal 1994. Export sales as a percentage of product sales were 71 percent in fiscal 1996, 69 percent in fiscal 1995 and 60 percent in fiscal 1994. Target sells products in Japan through a joint venture formed with Century Medical, Inc. ("CMI"). Sales by the Company to CMI accounted for approximately 35 percent of the Company's product sales in fiscal 1996 and 1995, and 29 percent of product sales in fiscal 1994. In April 1995, Target implemented a price increase of approximately seven percent to its distributor in Japan. No other significant price increases were effected during fiscal 1996, 1995, and 1994. The commencement of the Company's direct sales operation in Germany during fiscal 1995 and, to a lesser degree, its July 1995 investment in a 51 percent-owned joint venture in France resulted in increased revenues due to sales to end-users in Germany and France at prices higher than those of sales to the former distributors, reflecting the markup previously realized only by the distributors.

     The Company's continued revenue growth is subject to a number of factors, including new product introductions, the availability of suitable alternative products manufactured by competitors, the timeliness and availability of regulatory clearance and the continued expansion of its customer base. Target continues to research and develop new applications for its products in an effort to expand its practitioner customer base. As more companies become aware of the market potential of such products, Target anticipates an increase of competitive forces which have had and may continue to have an adverse effect on revenues of the Company. Several companies in the United States have introduced products that are being used in the interventional neuroradiology market. Target is also aware of other companies that may pursue commercialization of products which may compete with the Company's products and may result in future pricing and margin pressures within this market. Prior to commercialization in the United States, sales of certain of Target's products are limited to clinical settings pursuant to Investigational Device Exemptions ("IDE"s) granted by the FDA which limit the number of patients treatable with such products. Target must obtain clearance from the FDA to market these products for other than clinical investigation, and the overall review time of such regulatory process may be lengthy. Regulatory requirements vary in other countries in which Target markets its products. Failure to develop new products successfully, to obtain regulatory clearance for such products in a timely manner or to maintain regulatory clearance may have an adverse effect on Target's revenues in the future. Target's revenue growth may also be adversely affected by the limited number of teaching hospitals that train practitioners in fields in which the Company's products are utilized. The Company continues to obtain a significant amount of its revenues from CMI in Japan. Should this customer continue to represent a significant portion of revenues, significant changes in this customer's ordering rates will likely cause similar changes in Target's revenues. It is Target's understanding that physicians use certain devices, products and materials manufactured by other companies in conjunction with the use of certain of Target's products. Reductions in the availability or the elimination of such complementary products have had, and may continue to have, an adverse effect on sales of the Company's products. This is believed to have been a contributing factor to the decrease in the percentage of total revenues derived from domestic sources during fiscal 1995 and the first half of fiscal 1996. Currently, products sold commercially in the United States pursuant to 510(k) clearance received from the FDA may generally be marketed in Europe. However, political and regulatory changes, particularly in Western Europe in connection with the evolution of the European Union, as well as the Company's ability to achieve IS09001 standards, may adversely affect the Company's product sales in Europe. Similarly, changes in the United States and foreign national health care policies, including third-party reimbursement issues, may have a significant adverse effect on revenues of Target. As the Company expands its direct international sales operations, increased amounts of its revenues will be subject to the risks of foreign currency fluctuations. Furthermore, the future rate of Target's revenue growth, if any, may be below that experienced in prior annual and quarterly periods.

  Cost of Sales

     Cost of sales as a percentage of product sales was 31 percent for fiscal 1996 compared to 32 percent and 38 percent for fiscal 1995 and 1994, respectively. Included in the fiscal 1996 cost of sales is the reversal of approximately $500,000 of a larger charge recorded in fiscal 1994 to provide for the anticipated costs associated with exchanging GDC system inventory as a result of the Company's changes to the original design of that product. Excluding this reversal, cost of sales as a percentage of product sales remained unchanged at 31 percent for fiscal 1996. Due to contractual arrangements, in fiscal 1996, the Company has provided for a loss contingency of approximately $300,000 for the required purchase of certain products that may be in excess of its sales forecasts for the near term, resulting in an adverse effect of 0.5% on cost of sales as a percentage of product sales. Partially offsetting this increase in cost of sales is the commencement in fiscal 1995 of the direct sales operation in Germany and, to a lesser degree, its July 1995 investment in a 51 percent-owned joint venture in France which contributed favorably to cost of sales as a percentage of product sales for fiscal 1996 compared to the prior year. The Company's increased manufacturing efficiency, primarily due to increased production volume, also contributed to the reduced gross margins.

     Generally, there can be no assurance that cost of sales as a percentage of product sales will remain at current levels or show improvement in future periods over current or prior periods due to the distribution by Target of certain products at lower gross margins, fluctuation in manufacturing production levels due to product mix, potential increases in certain costs associated with the use of third-party technology, additional contractual arrangements for minimum purchase levels and potential pressure on product prices as a result of competition. Although no significant supply issues have arisen in the past, there can be no assurance that current or future suppliers of the Company's raw materials will be able to continue to meet the quality and quantity demands of the Company at current suppliers' prices.

     In fiscal 1994, Target provided for the estimated costs of exchanging customer's inventory and disposition of the Company's remaining inventory of original GDC product. A $1.5 million charge was included in cost of sales in fiscal 1994. The effect of this charge on net income after benefit for income taxes was approximately $975,000, or $0.07 per share (adjusted to reflect a two-for-one stock split effected on December 18, 1995). As discussed above, approximately $500,000 of this charge was reversed in fiscal 1996. The effect of this reversal on fiscal 1996 net income was approximately $350,000 or $.02 per share. Although the Company does not anticipate a recurrence of such a charge, no assurance can be given that similar incidents will not occur in the future with respect to the GDC system or other Target products.

  Research and Development Expense

     Research and development ("R&D") expense, which includes expenditures for regulatory compliance and quality assurance, increased 25 percent to $12.9 million in fiscal 1996 compared to $10.3 million in fiscal 1995. R&D expense increased 36 percent in fiscal 1995 from $7.6 million in fiscal 1994. Target attributes the increases primarily to the expenses incurred in collecting clinical data and preparing regulatory filings for new products and increased headcount associated with expansion of its research activities and pilot manufacturing line. The pilot manufacturing line was developed to aid in the transition between the new product development and manufacturing stages of production. As a percentage of product sales, R&D expense was 19 percent for fiscal 1996 and was 22 percent for both fiscal 1995 and 1994. The decrease is primarily attributable to increased revenues and a slower-than-anticipated increase in the number of R&D personnel.

     The Company believes that its investments in product development and engineering and manufacturing processes are essential in its efforts to maintain its competitive position and continue the development of future products. Furthermore, the Company believes that its ability to attract qualified engineers in the future is critical to the continued success of the Company. Accordingly, Target expects to continue to make substantial expenditures on new product development and to increase the dollar amount expended for R&D.

  Selling, General and Administrative Expense

     Selling, general and administrative ("SG&A") expense for the year ended March 31, 1996 increased to $20.7 million from $13.6 million and $9.2 million for the years ended March 31, 1995 and 1994, respectively. The increase in fiscal 1996 was primarily due to expenses associated with the commencement of direct sales operations in Germany and, to a lesser degree, its July 1995 investment in a 51 percent-owned joint venture in France, the product launch of the GDC system including physician training and education programs, investments in worldwide marketing, sales and training efforts to support current and anticipated product introductions in addition to the GDC system, costs incurred to further the Company's expansion of overseas operations and the improvement of internal information systems. Fiscal 1996 and 1995 SG&A reflects increases in expenses associated with a legal action filed by Target to protect certain of its proprietary assets. Other increases in fiscal 1996, 1995, and 1994 are attributable to additional staffing, including sales and management personnel, to expand the corporate infrastructure to support the growth in Target's product sales. The Company currently anticipates that the dollar amount expended for SG&A will continue to increase, primarily due to costs associated with direct operations in Germany, the consolidation of expenses incurred by the joint venture in France, expanding international operations, additional expenses associated with the legal action filed described above and planned increases in sales and support staff to introduce, market and support anticipated new products (including the GDC system) for which increased physician training and education, clinical field work and sales support will be required. These expenses may also increase if Target pursues additional operations overseas, the feasibility of which it is currently investigating. As a percentage of product sales, SG&A expense was 30 percent, 29 percent and 26 percent in fiscal 1996, 1995 and 1994, respectively.

These increases are primarily attributable to increased costs to support future sales growth and the expenses associated with the legal action filed by Target.

  Income from Operations

     Income from operations was $14.7 million in fiscal 1996, an increase of 73 percent from $8.5 million in fiscal 1995. The increase is primarily attributable to increased sales, both as a result of additional unit sales (including commercial sales of the GDC system), the pricing considerations described above and the reversal of approximately $500,000 of estimated costs associated with the changes to the GDC system as described above. Income from operations was $8.5 million in fiscal 1995, an increase of 65 percent from $5.1 million in fiscal 1994. The increase is attributable to increased sales in fiscal 1995 and a charge to cost of sales in fiscal 1994 for estimated costs associated with the changes to the GDC system as described above.

     Although Target has experienced revenue growth since its inception and has been profitable on a quarterly basis since the quarter ended December 31, 1990, no assurance can be given that revenue growth or profitability on a quarterly or annual basis will be sustained. The Company's results of operations have varied significantly from quarter to quarter, and revenue growth rates have been inconsistent. Future operating results will depend upon several factors in addition to those discussed above, including the timing and amount of expenses associated with expanding Target's operations both domestically and internationally, increased revenues and expenses in conjunction with Target's direct sales operations in Germany and France, increased costs associated with product launches, the Company's ability to successfully meet new product development plans, success in achieving regulatory clearance for new products in a timely manner, maintaining regulatory clearance, the acceptance of new product introductions both in the United States and internationally, the mix between pilot production of new products and full-scale manufacturing of existing products, the mix between domestic and export sales, the availability of complementary products and the effects this may have particularly on domestic sales, possible changes in ordering patterns of its customers due to changes in the healthcare environment or to potential variations in foreign exchange rates, Target's ability to continue to attract qualified engineers to further the development of future products, potential future partnering arrangements, changes in domestic and foreign health care policies (including third-party reimbursement issues), increased competitive forces, developments in the Company's ongoing intellectual property litigation, increased expenses associated with protecting Target's proprietary assets and the general litigious nature of the medical device industry. Target also believes that seasonal patterns, including a reduction in the number of procedures performed by physicians using the Company's products during summer and holiday periods, may affect its quarterly revenue stream. In addition, Target cannot predict ordering rates by distributors, some of which place infrequent stocking orders while others order at regular intervals. As a result of these and other factors, the Company expects to continue to experience significant fluctuations in its quarterly operating results.

     The Company's common stock price has been and may continue to be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenues or earnings from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of Target's common stock in any given period. Finally, the Company participates in a highly dynamic industry, which often results in significant volatility of Target's common stock price.

  Interest and Other Income

     Net interest income increased to $1.9 million in fiscal 1996 compared to $1.3 million in fiscal 1995 and $954,000 in fiscal 1994. These increases are primarily attributable to increased amounts of cash generated from operating activities which were available for investment and, in fiscal 1995, to slight increases in interest rates from the prior year.

     Other income decreased to $736,000 in fiscal 1996 from $792,000 in fiscal 1995. The decrease from fiscal 1996 to 1995 is due, in part, to a $122,000 increase in equity losses in affiliates resulting from additional investments by Target in its affiliates to further the development of these companies' products and a $103,000 reduction in earnings in the Company's Japanese joint venture. Partially offsetting these decreases was a

$165,000 increase in fees payable to the Company pursuant to a management agreement with the 50 percent-owned Japanese joint venture whereby Target is required to provide certain services for which the joint venture reimburses the Company. The amount recognized in fiscal 1996 pursuant to this arrangement was approximately $465,000, compared to $300,000 in fiscal 1995 and $445,000 in fiscal 1994. Other income increased to $792,000 in fiscal 1995 from $515,000 in fiscal 1994. In fiscal 1995, the Company recognized an increase of approximately $1.2 million of equity earnings from the Japanese joint venture which were offset by an increase of approximately $830,000 of equity losses. The Company anticipates that other income may decrease in the future due to a reduction of services provided pursuant to the management agreement with the Japanese joint venture and the recognition of increased equity losses resulting from the additional investments made by Target in its affiliates for which Target's interest is accounted for on the equity method.

  Minority Interest

     In June 1995 the Company and its former distributor in France formed a joint venture to market the Company's products in France. Target holds a 51 percent interest in the joint venture and has guaranteed a line of credit of up to approximately 4.0 million French Franc (approximately $792,000 as of March 31, 1996) to fund its operations. As of March 31, 1996, $534,000 was outstanding under this line of credit. The results of the operations in France, net of the minority interest, are included in the consolidated results of the Company beginning in the second quarter of fiscal 1996. Minority interest before taxes is reflected as a separate component of the Company's Consolidated Statements of Income for the year ended March 31, 1996.

  Provision for Income Taxes

     The Company's combined effective federal and state tax rate was approximately 30 percent in fiscal 1996 and 1995 compared to 34 percent in fiscal 1994. The rates reflect the benefits derived from Target's foreign sales corporation, research credits and certain nontaxable investment income. The fiscal 1996 and 1995 rate of 30 percent reflects a reduction from fiscal 1994 due to increased benefits derived from foreign tax credits generated in Japan with respect to Target's ownership interest in its Japanese joint venture.

     Effective April 1, 1993, the Company adopted Financial Accounting Standards Board ("FASB") Statement 109, "Accounting for Income Taxes." As permitted by Statement 109, the Company elected to report the cumulative effect of the change currently rather than restate the financial statements of prior years. The positive cumulative effect of the change in method of accounting for income taxes of $631,000 was recorded in the first quarter of fiscal 1994. Target has considered the evidence supporting the realizability of net deferred tax assets at March 31, 1996 and 1995, including carrybacks, future reversal of temporary differences and future taxable income exclusive of temporary differences, and has recorded a valuation allowance of $378,000 and $434,000, respectively, to reduce the net deferred tax assets to the amount that is more likely than not to be realized.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1996, Target had working capital of approximately $72.7 million. Its principal sources of liquidity consisted of approximately $47.3 million in cash, cash equivalents and short-term investments, cash provided by operating activities, proceeds from the issuance of common stock and $3.0 million available under a line of credit which expires in July 1996. At March 31, 1996 and 1995, no amounts were outstanding under this line of credit. Net cash provided by operating activities and from the issuance of common stock for the year ended March 31, 1996 was $12.1 million and $5.3 million, respectively.

     Prior to February 1996, the Company accounted for its greater-than-20 percent ownership interest in Conceptus, Inc. under the equity method. In February 1996, Conceptus completed an initial public offering of common stock which reduced the Company's ownership position to approximately 18 percent. Consequently, the portion of the investment which will be available for sale, subject to certain market trading restrictions, approximately 1.1 million shares, is accounted for in accordance with FASB Statement 115. The unrealized gain of $12.3 million at March 31, 1996 is recorded, net of deferred taxes, as a component of stockholders' equity. The remaining investment of approximately 600,000 shares is recorded at cost. The estimated fair value of the entire investment as of March 31, 1996 is approximately $20.5 million.

     Conceptus' common stock price has been and may continue to be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenues or earnings from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of Conceptus' common stock in any given period. In addition, Conceptus participates in a highly dynamic industry, which often results in significant volatility of the common stock price. Any changes in the Conceptus common stock price could have a significant impact on the value of the Company's investment resulting in a change to the Company's working capital, deferred tax liabilities, stockholders equity and total assets and liabilities.

     Accounts receivable increased to $15.7 million at March 31, 1996 compared to $9.4 million at March 31, 1995. The increase is due primarily to increased sales and the results of consolidating the accounts receivable of the German subsidiary (for which sales are also increasing) and the French joint venture. Inventories increased to $6.7 million at March 31, 1996 from $5.4 million at March 31, 1995. The increase is primarily attributable to increased levels of certain products to support anticipated increases in sales, particularly of the GDC system, and to the consolidation of the inventory in France.

     Other assets increased to $7.5 million at March 31, 1996 from $6.5 million at March 31, 1995, primarily due to the net effect of equity accounting for the Company's joint venture and affiliate companies, increased investments in affiliates and proprietary assets and reduced long-term receivables from affiliates pursuant to lease-line agreements under which Target is the lessor.

     Property and equipment, net, increased from $6.5 million at March 31, 1995 to $11.1 million at March 31, 1996 due primarily to the continuation of a program to upgrade substantially the Company's management information systems infrastructure which is expected to improve customer service turnaround times and allow for better materials planning. Target expects to invest a total of approximately $1.0 million on this project in fiscal 1997. There can be no assurance that this project will be completed successfully or in a timely manner, or that the project will not result in disruptions in the Company's operations, and it is unlikely that these improvements will result in materially increased revenues or profits in the near term, if at all. In addition, in March 1996, the Company expanded its facilities in Fremont, California by moving into an additional 36,000 square-foot facility. The Company will utilize this facility for research and development, manufacturing and corporate administrative purposes. Target expects to invest $800,000 on completing the move to the facility in fiscal 1997. The Company expects to complete this expansion during fiscal 1997.

     In May 1996, the Company's Board of Directors authorized the repurchase of up to 350,000 shares of the Company's common stock in the open market. As of May 31, 1996, no shares had been repurchased under such authorization.

     Target believes that available cash, cash equivalents and short-term investments, as well as funds expected to be generated from operations, will be sufficient to meet the Company's operating expenses and cash requirements for the foreseeable future.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

     Volatility of Stock Price and Quarterly Fluctuations in Operating
Results. The Company's stock price has been and may continue to be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenues or earnings from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period. Furthermore, The Company participates in a highly dynamic industry, which often results in significant volatility of the Company's common stock price. The trading price of the Company's common stock also may vary on the basis of numerous other factors, including the timing and amount of expenses associated with expanding the Company's operations both domestically and internationally, the Company's ability to successfully meet new product development plans, success in achieving regulatory clearance for new products in a timely manner, the acceptance of new product introductions both in the United States and internationally, the mix between pilot production of new products and full-scale manufacturing of existing products, the mix between domestic and export sales, the availability of complementary products and the effects this may have, particularly on domestic sales, possible changes in ordering patterns of its customers due to changes in the business environment or to potential variations in foreign exchange rates, the Company's ability to continue to attract qualified engineers to further the development of future products, potential future partnering arrangements, changes in the domestic and foreign health care policies (including third-party reimbursement issues), increased competitive forces, developments in the Company's ongoing intellectual property litigation, and the general litigious nature of the medical device industry. The Company also believes that seasonal patterns, including a reduction in the number of procedures performed by physicians using the Company's products during summer and holiday periods, may affect its quarterly revenue stream. In addition, the Company cannot predict ordering rates by distributors, some of which place infrequent stocking orders while others order at regular intervals. Although the Company has experienced revenue growth since its inception and has been profitable on a quarterly basis since the quarter ended December 31, 1990, no assurance can be given that revenue growth or profitability on a quarterly or annual basis will be sustained. The Company's results of operations have varied significantly from quarter to quarter, and revenue growth rates have been inconsistent. As a result of these and other factors, the Company expects to continue to experience significant fluctuations in the trading price of its common stock and in its quarterly operating results.

     Reliance on Future Products and New Applications. The Company has an ongoing and active research and development program pursuant to which it is developing several new and enhanced versions of its catheters, guidewires and micro-coils. The Company's future success will depend upon, among other factors, its ability to develop or acquire from third parties, introduce and manufacture new products or enhanced versions of existing products and to obtain regulatory clearance on a timely basis for such products or for use of existing products for new indications. The Company is also developing technology that enhances the performance of its existing catheter and guidewire products. In addition, the Company has several new versions of its micro-coils under development. There can be no assurance that the Company will be able to develop or acquire new products successfully, to manufacture new products in commercial volumes, to obtain regulatory clearances on a timely basis to use such products in existing or new clinical applications or to gain satisfactory market acceptance for such products. Delays in commercial introduction or acceptance of new products could have a material adverse effect on the Company's business, financial condition and results of operations.

     Governmental Regulation. The manufacture and marketing of the Company's products are subject to extensive and rigorous federal and state regulations in the United States and to various regulatory requirements in other countries. The process of obtaining and maintaining required regulatory clearances is lengthy, expensive and uncertain. The FDA requires that a new medical device or a new indication for use of an existing medical device obtain either a 510(k) premarket notification clearance or an approved Premarket Approval application ("PMA") prior to being introduced into the market. The process of obtaining a 510(k) clearance has recently taken about six months from the date of filing of the application and generally requires the submission of supporting data, which can be extensive and extend the process for a considerable length of time. In addition, the FDA may require review by an advisory panel as a condition for 510(k) clearances, which can further lengthen the process. The PMA process generally takes more than two years from initial filing and requires the submission of extensive supporting data and clinical information. No assurance can be given that any future products or applications developed by the Company will not require clearance under the more lengthy and expensive PMA process. If the Company is required to obtain clearance for any products pursuant to the PMA procedure or if the 510(k) process with respect to any products is extended for a considerable length of time, the commencement of commercial marketing could be delayed substantially.

     Sales of medical devices outside the United States are subject to foreign regulatory requirements that vary widely from country to country. The time required to obtain clearance required by foreign countries may be longer or shorter than that required for FDA clearance, and requirements for licensing may differ significantly from FDA requirements. Some countries have historically permitted human studies earlier in the product development cycle than regulations in the United States. Other countries, such as Japan, have standards similar to those of the FDA. This disparity in the regulation of medical devices may result in more rapid product clearance in certain countries than in the United States, while clearance in countries such as

Japan may require longer periods than in the United States. In addition, the European Community (EC) has developed a new approach to the regulation of medical products which may significantly change the situation in those countries. The Company is in the process of acquiring the right to affix the CE Mark to its product, signifying compliance with the regulatory requirements of the EC, through a formal process mandated by its regulations. It is expected that the CE Mark will facilitate the market entry of the Company's product into the European Community. The receipt or denial of FDA clearance for a particular product may affect the receipt or denial of regulatory clearance for that product in certain other countries.

     There can be no assurance that the Company will obtain timely regulatory clearance for its future products, or that existing clearances will not be withdrawn. Moreover, regulatory clearances, if granted, may include significant limitations on the indicated uses for which a product may be marketed. Failure to comply with applicable regulatory requirements can, among other consequences, result in fines, civil penalties, injunctions, suspensions or losses of regulatory clearances, product recalls, seizure of products, operating restrictions, refusal of the government to approve product license applications or allow the Company to enter into supply contracts, and criminal prosecution. In addition, governmental regulations may be established that could prevent or delay regulatory clearance of the Company's products. Delays in receipt of, or failure to receive, clearances, or the loss of previously received clearances, could have a material adverse effect on the Company's business, financial condition and results of operations.

     Product Liability Litigation; Insurance. The Company faces the risk of financial exposure to product liability claims alleging that the use of the Company's products resulted in adverse effects. The Company's products are often used in life-threatening situations and in the brain, where there is a high risk of serious injury or death. Such risks will exist even with respect to those products that have received, or in the future may receive, regulatory clearance for commercial sale. The Company is currently a party to several legal actions involving product liability claims. While the Company seeks to maintain product liability insurance with coverage that the Company believes is comparable to that maintained by companies similar in size and serving similar markets, there can be no assurance that the Company will avoid significant product liability claims and attendant adverse publicity. Furthermore, there can be no assurance that the Company's product liability insurance will be adequate or that such insurance coverage will remain available at acceptable costs. A successful claim brought against the Company for which coverage is denied or in excess of its insurance coverage could have a material adverse effect on the Company's business, financial condition and results of operations. Additionally, it is possible that adverse product liability actions could negatively affect the Company's ability to obtain and maintain regulatory clearance for its products.

     Concentrated Customer Base and Adoption of Technology. The Company believes that the number of interventional neuroradiologists and neurosurgeons trained to use its vascular access and delivery products to treat neurovascular disorders is relatively small, both in the United States and abroad. The growth in the number of neuro-interventional physicians in the United States is constrained by the lengthy training programs required to educate these physicians. Future growth of the market for the Company's neurovascular products will require continued expansion of the number of trained interventional practitioners. To the extent that physicians do not adopt micro-catheters for use in treating neurovascular disorders or sufficient physicians are not trained in the use of the Company's products, both in the United States and abroad, the market for the Company's products may remain limited.

     Competition. The medical device industry is characterized by rapidly evolving technology and competition. The Company currently experiences competition in the interventional neuroradiology market and expects such competition to increase substantially. Several companies in the United States, including large companies with resources significantly greater than those of the Company, have introduced products that are being used in the interventional neuroradiology market. The Company is also aware of other companies that may pursue commercialization of products which may compete with the Company's products and may result in pricing and margin pressures within this market. There can be no assurance that these companies will not succeed in developing technologies and products that are more effective than any which have been or are being developed by the Company or that would render the Company's technologies or products obsolete or not competitive.

     The cardiovascular and peripheral vascular interventional markets are substantially more developed than the neuroradiology market and are subject to intense competition. There are many large companies with significantly greater financial, manufacturing, marketing, distribution and technical resources, and experience than the Company focusing principally on cardiovascular and peripheral applications for their catheter technologies. As a result, the Company focuses its product development and marketing strategies on market segments where the Company's small vessel access and delivery systems can be used in applications not presently addressed by conventional catheter and other interventional products. There can be no assurance, however, that competitors will not successfully enter these markets with superior products. In addition, the Company is aware of several other companies that have introduced guidewires to the marketplace and attributes the slower growth rate of its guidewire product line to increased competitive pressures. Such competition could have a material adverse effect on the Company's business, financial condition and results of operations.

     Patents and Proprietary Technology. The medical device market is characterized by substantial litigation regarding patent and other intellectual property rights. The Company is aware of certain United States patents with which certain of the Company's current or proposed products may be in conflict. Two United States patents held by third parties may cover certain of the Company's micro-catheter products. With respect to one of these patents, based upon the Company's analysis with the assistance of its patent counsel, the Company believes that such patent is invalid. With respect to the other of these patents, although the Company has not obtained a formal opinion of counsel, the Company believes that it has available defenses to a claim of infringement with respect to such patent. However, the invalidity of any particular patent and the availability of the Company's defenses must be determined by a court in the event of litigation, and no assurance can be given that any dispute will be resolved in a manner satisfactory to the Company. With respect to another patent that may cover one element in the fabrication of a particular guidewire product and one potential guidewire product, the Company has designed a guidewire product that the Company believes avoids the risk of infringement. However, the Company has continued and expects to continue to market the existing guidewire product for the foreseeable future. The above-described patents are held by large companies, each of which has substantial resources, and no assurance can be given that such companies will not be successful in maintaining the validity of their patents. If legal action is commenced against the Company to enforce these patents and the plaintiff in such action prevails, the Company could be prevented from practicing the subject matter claimed in such patents. In such event or under other appropriate circumstances, the Company may attempt to obtain licenses to such patents or redesign its products. The Company is also aware that certain of its products under development may be covered by existing patents, in which event the Company may be required to obtain licenses prior to the introduction and commercial shipment of such products. There can be no assurance that such licenses will be available or, if available, will be available on terms acceptable to the Company, or that the Company will be successful in any attempt to redesign its products or processes to avoid infringement. Moreover, there can be no assurance that the Company has identified all patents that may pose a risk of infringement by the Company's current or proposed products. The Company's business, future operating results and financial condition could be materially and adversely affected if its products are found to infringe any of these patents. The Company has depended and will continue to depend substantially on its technological expertise in the development and manufacture of its current and future products. In addition, the Company depends and will likely continue to depend on trade secret protection and on various patents, such as its patent covering the variable stiffness shaft design of its micro-catheters, to strengthen its proprietary position. There can be no assurance that the Company will be successful in the future in obtaining patents or that patents will not be challenged by third parties. There can be no assurance that measures to protect trade secrets will be successful, or that others will not independently develop similar products, duplicate any of the Company's products, or design around any patents owned or licensed by the Company. Litigation, which could result in substantial costs to and diversion of effort by management of the Company, may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company or to defend the Company against claimed infringement of the rights of others and to determine the scope and validity of the patents or other proprietary rights of other entities. The resolution of these claims generally involves complex legal and factual questions and is highly uncertain. Adverse determinations in any litigation could subject the Company to significant liabilities to third parties, require the Company to seek licenses from third parties and prevent the Company from manufacturing and selling its products, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

     The patent which relates to the variable stiffness design of the Company's Tracker micro-catheters (the "Tracker patent") has been the subject of four reexamination proceedings in the United States Patent and Trademark Office ("USPTO"). Following the completion of the first such proceeding, the USPTO issued a reexamination certificate and confirmed the patentability of the patent claims set forth in the certificate. Requests for second, third and fourth reexaminations of the patent were initiated by one of the Company's competitors, SciMed Life Systems, Inc. ("SciMed"), a subsidiary of Boston Scientific Corporation, and after the USPTO's review of such petitions the Company recently received notice from the USPTO that it had reaffirmed the patentability of the claims of the Tracker patent. Notwithstanding this result, no assurance can be given that SciMed will not mount a legal challenge to the validity of the Tracker patent or that the Company would prevail in any such action.

     In November 1994 the Company filed a lawsuit in the United States District Court (the "Court") against SciMed Life System, Inc. ("SciMed"), a subsidiary of Boston Scientific Corporation, and Cordis Endovascular Systems, Inc. ("Cordis"), a subsidiary of Johnson & Johnson, seeking damages and preliminary and permanent injunctive relief against sales of such companies' products believed to be infringing the Tracker patent. The defendants responded, challenging the validity of the Tracker patent, denying infringement, and raising other defenses. Furthermore, Cordis has filed a countersuit against the Company claiming that certain of the Company's products infringe Cordis' patents. In May 1996, the Court granted the Company's motion for a preliminary injunction prohibiting Cordis and SciMed from infringing on the Tracker Patent. Cordis and SciMed requested a stay on the preliminary injunction during an appeal of that decision. The District Court has denied Cordis and SciMed's request for a stay. However, Target is currently awaiting a ruling from the Court of Appeals on a motion by Cordis and SciMed seeking a stay of the preliminary injunction pending the outcome of the appeals. The Court of Appeals has temporarily stayed the preliminary injunction while it considers the motion. Notwithstanding the grant of the Company's motion for a preliminary injunction, there can be no assurance that the Company will be ultimately successful in this lawsuit.

     The Company is also aware that at least one competitor in Europe has sold micro-catheters that may infringe a patent that could issue on the Company's patent application which is pending in the European Patent Office. The Company is investigating its options for enforcement of its rights with respect to such infringement. The patent which relates to the variable stiffness design of the Company's Tracker micro-catheter is being opposed in Japan by an undisclosed party.

     Importance of Foreign Sales. Export product sales outside of the United States were 71% of product sales for the fiscal year ended March 31, 1996. The Company anticipates that export product sales to customers will continue to generate a significant portion, if not a majority, of total product sales. Fluctuations in the value of foreign currencies relative to the U.S. dollar could adversely affect the Company's sales and results of operations from time to time. The Company's international operations are also subject to certain other risks common to foreign operations in general, including governmental regulations and import and export restrictions. Changes in such governmental regulations or import and export restrictions could adversely affect sales of the Company's products and the Company's results of operations.

     Third-Party Reimbursement. The Company's products are purchased by hospitals, which, in the United States, then bill various third-party payors including Medicare, Medicaid and private insurers for the healthcare services provided to patients. Government agencies reimburse hospitals for medical procedures at a fixed rate according to diagnosis-related groups. Federal and state laws and regulations govern reimbursement by such government agencies. Such laws and regulations also influence reimbursement of medical fees by private insurance companies. Changes in current policies could reduce or eliminate such reimbursements and thereby adversely affect future sales of the Company's products. In addition, third-party payors may deny reimbursement if they determine that the device used in the procedure is unnecessary, inappropriate, not cost-effective, experimental or for a non-approved indication. Third-party payors may deny reimbursement for treatments using the Company's products, regardless of the FDA clearance status of such products. Third-party payors are increasingly challenging the prices charged for medical products and services. There can be no assurance that reimbursement from third-party payors will be available, or if available, that reimbursement will not be limited, thereby adversely affecting the Company's ability to sell its products profitably. Although the Company has not experienced any material problems to date, significant uncertainty exists as to the reimbursement status of newly approved healthcare products, and there can be no assurance that adequate third-party coverage will be available to patients. In such event, sales of the Company's products could be adversely affected.

     Dependence on Key Personnel. The Company is dependent upon a limited number of key management and technical personnel. The Company's future success will depend in part upon its ability to attract and retain highly qualified personnel. The Company competes for such personnel with other companies, academic institutions, government entities and other organizations. There can be no assurance that the Company will be successful in hiring or retaining qualified personnel. The loss of key personnel or the inability to hire or retain qualified personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

     Single Manufacturing Facility. The Company's principal manufacturing capacity is located in a single facility. An earthquake, fire or other similar calamity could result in significant disruptions and delays in the Company's manufacturing and distribution process. The Company currently maintains only limited amounts of certain finished product inventory, and the Company's business, financial position and results of operations could be materially adversely affected in such event.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's Consolidated Financial Statements as of March 31, 1996 and 1995 and for each of the three years in the period ended March 31, 1996 are included in this Form 10-K. The financial statements of Target-CMI, Inc. as of March 31, 1996 and 1995 and for each of the three years in the period ended March 31, 1996 are included as Exhibit 99.1.

QUARTERLY RESULTS OF OPERATIONS

     The following table sets forth certain statement of income data for the fiscal years ended March 31, 1996 and 1995. This information has been derived from unaudited consolidated financial statements which, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such information. These operating results are not necessarily indicative of results for any future period.

                                                   FIRST      SECOND       THIRD      FOURTH
                                                  QUARTER     QUARTER     QUARTER     QUARTER
                                                  -------     -------     -------     -------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
    YEAR ENDED MARCH 31, 1996
      Product sales.............................  $13,904     $15,741     $18,980     $21,170
      Gross margin on product sales.............    9,559      10,694      13,420      14,644
      Income from operations....................    2,356       3,243       4,746       4,309
      Net income................................    2,133       2,700       3,621       3,248
      Net income per share(1)...................      .14         .18         .24         .21
    YEAR ENDED MARCH 31, 1995
      Product sales.............................  $10,475     $11,543     $12,479     $13,011
      Gross margin on product sales.............    7,057       7,792       8,588       8,920
      Income from operations....................    1,942       2,106       2,272       2,145
      Net income................................    1,648       1,711       1,898       2,121
      Net income per share(1)...................      .12         .12         .13         .14

- ---------------
(1) All per share amounts reflect a two-for-one stock split effected on December 18, 1995.

     Although Target has experienced revenue growth since its inception and has been profitable on a quarterly basis since the quarter ended December 31, 1990, no assurance can be given that revenue growth or profitability on a quarterly or annual basis will be sustained. The Company's results of operations have varied significantly from quarter to quarter, and revenue growth rates have been inconsistent. Future operating results will depend upon several factors in addition to those discussed above, including the timing and amount of expenses associated with expanding Target's operations both domestically and internationally, increased revenues and expenses in conjunction with Target's direct sales operations in Germany and France, increased costs associated with product launches, the Company's ability to successfully meet new product development plans, success in achieving regulatory clearance for new products in a timely manner, the acceptance of new product introductions both in the United States and internationally, the mix between pilot production of new products and full-scale manufacturing of existing products, the mix between domestic and export sales, the availability of complementary products and the effects this may have particularly on domestic sales, possible changes in ordering patterns of its customers due to changes in the healthcare environment or to potential variations in foreign exchange rates, Target's ability to continue to attract qualified engineers to further the development of future products, potential future partnering arrangements, changes in domestic and foreign health care policies (including third-party reimbursement issues), increased competitive forces, developments in the Company's ongoing intellectual property litigation, increased expenses associated with protecting Target's proprietary assets and the general litigious nature of the medical device industry. Target also believes that seasonal patterns, including a reduction in the number of procedures performed by physicians using the Company's products during summer and holiday periods, may affect its quarterly revenue stream. In addition, Target cannot predict ordering rates by distributors, some of which place infrequent stocking orders while others order at regular intervals. As a result of these and other factors, the Company expects to continue to experience significant fluctuations in its quarterly operating results.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding Registrant's directors will be set forth under the caption "Election of Directors -- Nominees" in Registrant's proxy statement for use in connection with the 1996 Annual Meeting of Stockholders (the "1996 Proxy Statement") and is incorporated herein by reference. The 1996 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant's fiscal year.

     Information regarding Registrant's executive officers is set forth in this Form 10-K in Part I, Item 1.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference into this Form 10-K from the information set forth under the caption "Compensation of Executive Officers" in the Company's 1996 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference into this Form 10-K from the information set forth under the caption "Common Stock Ownership of Certain Beneficial Owners and Management" in the Company's 1996 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference into this Form 10-K from the information set forth under the caption "Certain Relationships and Related Transactions" in the Company's 1996 Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

     (A) CERTAIN DOCUMENTS FILED AS PART OF THIS FORM 10-K

                                                                                        PAGE
                                                                                        ----
CONSOLIDATED FINANCIAL STATEMENTS:
  Report of Ernst & Young LLP, Independent Auditors...................................   43
  Consolidated Balance Sheets at March 31, 1996 and 1995..............................   44
  Consolidated Statements of Income for the years ended March 31, 1996, 1995 and
     1994.............................................................................   45
  Consolidated Statement of Stockholders' Equity for the years ended March 31, 1996,
     1995 and 1994....................................................................   46
  Consolidated Statements of Cash Flows for the years ended March 31, 1996, 1995 and
     1994.............................................................................   47
  Notes to Consolidated Financial Statements..........................................   48
FINANCIAL STATEMENT SCHEDULES:
  Schedule II Valuation and Qualifying Accounts.......................................   60

     Schedules not listed above have been omitted because the information required to be set forth therein is not applicable.

     The following financial statements and schedule of Target-CMI, Inc. are included in Exhibit 99.1:

       Report of Ernst & Young LLP, Independent Auditors
       Balance Sheets at March 31, 1996 and 1995
       Statements of Income and Retained Earnings for the years ended March 31, 1996, 1995 and 1994
       Statements of Cash Flows for the years ended March 31, 1996, 1995 and
       1994
       Notes to Financial Statements
       Schedule of Valuation and Qualifying Accounts and Reserves

EXHIBITS:

 EXHIBIT
 NUMBER                                        DESCRIPTION
- ---------   ---------------------------------------------------------------------------------
 3.1(1)     Amended and Restated Certificate of Incorporation of Target Therapeutics, Inc.
 3.2(2)     By-laws of Target Therapeutics, Inc., as amended.
 4.1(3)     Preferred Shares Rights Agreement dated September 21, 1994 between Target
            Therapeutics, Inc. and The First National Bank of Boston.
 4.2        Amendment to Preferred Shares Rights Agreement, dated May 7, 1996, between Target
            Therapeutics, Inc. and The First National Bank of Boston.
 4.3        Declaration of Registration Rights, Exhibit E to the Agreement and Plan of
            Reorganization dated April 29, 1996 among Target Therapeutics, Inc., TTI
            Acquisition Corporation and Interventional Therapeutics Corporation.
10.1(4)     Form of Indemnification Agreement for directors and officers.
10.2(5)+    1988 Stock Option Plan, as amended, and forms of agreements thereunder.
10.3(4)+    1991 Director Option Plan and form of option agreements thereunder.
10.4(6)+    1991 Employee Stock Purchase Plan, as amended, and form of subscription agreements thereunder.

 EXHIBIT
 NUMBER                                        DESCRIPTION
- ---------   ---------------------------------------------------------------------------------
10.5(4)     Stock Purchase and Technology License Agreement between Eli Lilly, ACS, Collagen
            Corporation and Target Therapeutics, Inc. dated as of January 28, 1988.
10.12(4)    Lease Agreement between Target Therapeutics, Inc. and Renco Investment Company, a
            California general partnership, dated as of October 2, 1991.
10.15(4)    Joint Venture Agreement between Target Therapeutics, Inc. and Century Medical
            Inc., a Japanese corporation, dated as of September 27, 1991.
10.16(4)++  Distribution Agreement between Target Therapeutics, Inc. and Century Medical
            Inc., a Japanese corporation, dated as of September 27, 1991.
10.17(4)++  Subdistribution Agreement between Century Medical Inc., a Japanese corporation and Target-CMI, Inc., a Japanese corporation, dated as of September 27, 1991.
10.18(4)    Supplemental Agreement between Target Therapeutics, Inc., Century Medical Inc., a
            Japanese corporation, and Target-CMI, Inc., a Japanese corporation, dated as of
            December 3, 1991.
10.26(4)++  Exclusive License Agreement for Treatment of Intracranial Aneurysms with an
            Endovascular Guidewire between Target Therapeutics, Inc. and the Regents of the
            University of California, dated as of June 30, 1990.
10.27(7)++  Exclusive License Agreement dated March 1, 1992 between Target Therapeutics, Inc.
            and Alan Rappe.
10.28(6)++  Distribution Agreement between Target Therapeutics, Inc. and Balt Extrusion, a
            French Societe, dated as of June 16, 1992.
10.31(6)++  Neurovascular Guidewire License Agreement dated October 23, 1992 between Target
            Therapeutics, Inc. and [a materials company].
10.35(8)++  License Agreement dated December 28, 1992 between Target Therapeutics, Inc. and
            Conceptus, Inc.
10.36(8)++  License Agreement dated May 21, 1993 between Target Therapeutics, Inc. and
            Cardima, Inc.
10.37(8)+   Letter Agreement dated as of April 25, 1993 between Target Therapeutics, Inc. and
            Gary R. Bang.
10.38(9)++  License Agreement dated July 2, 1993 between Target Therapeutics, Inc. and
            Prograft Medical, Inc.
10.39(10)++ September 1993 Restated Infusion Catheter License Agreement dated September 24,
            1993 between Target Therapeutics, Inc. and [a materials company].
10.41(11)++ September 1993 Neuroradiology [type] Catheter License Agreement dated September
            24, 1993 between Target Therapeutics, Inc. and [a materials company].
10.42(12)   Master Lease Agreement dated December 9, 1993 between Target Therapeutics, Inc.
            and Cardima, Inc.
10.44(5)++  Agreement dated July 13, 1993 between Target Therapeutics, Inc., Century Medical,
            Inc., a Japanese corporation, and Target-CMI, Inc., a Japanese corporation.
10.45(6)    Agreement dated January 1, 1994 between Target Therapeutics, Inc. and Target-CMI,
            Inc., a Japanese corporation.
10.46(5)    Master Lease Agreement dated March 30, 1994 between Target Therapeutics, Inc. and
            Conceptus, Inc.
10.47(5)    Secured Note Purchase Agreement dated March 30, 1994 between Target Therapeutics,
            Inc. and Conceptus, Inc. including Secured Promissory Notes and Security
            Agreement.
10.48(5)++  March 1994 Balloon Dilatation Catheter License Agreement dated March 30, 1994 between Target Therapeutics, Inc. and [a materials company].
10.49(5)    Amendment No. 1 to Subdistribution Agreement dated April 15, 1994 between Century
            Medical, Inc., a Japanese corporation, and Target-CMI, Inc., a Japanese corporation.
10.50(12)++ Amended and Restated License Agreement dated July 8, 1994 between Target
            Therapeutics, Inc. and Prograft Medical, Inc.
10.52(13)+  Consulting Agreement dated June 1, 1994 between Target Therapeutics, Inc. and
            Charles M. Strother, M.D.

 EXHIBIT
 NUMBER                                        DESCRIPTION
- ---------   ---------------------------------------------------------------------------------
10.53(13)   Credit Agreement dated July 18, 1994 between Target Therapeutics, Inc. and Union
            Bank.
10.54(13)++ May 1995 Restated Neurovascular Infusion Catheter License Agreement dated May 30,
            1995 between Target Therapeutics, Inc. and [a materials company].
10.55++     Amendment to Exchange Profit/Loss Sharing Agreement dated December 1, 1995 between Target Therapeutics, Inc. and Century Medical, Inc., a Japanese
            Corporation.
10.56+      Target Therapeutics, Inc. Deferred Compensation Plan.
10.57+      Employment Agreement between Target Therapeutics, Inc. and Ray H. Dormandy, Jr.
10.58+      Letter Agreement dated as of March 12, 1996 between Target Therapeutics, Inc. and
            John C. Meyer.
10.59+      Letter agreement dated as of March 9, 1994 between Target Therapeutics, Inc. and
            Abhi Acharya, Ph.D.
11.1        Calculation of net income per share.
21.1        Subsidiaries of Target Therapeutics, Inc.
23.1        Consent of Ernst & Young LLP, Independent Auditors (see page 41).
24.1        Power of Attorney (see page 40).
27          Financial Data Schedule.
99.1        Financial Statements and Schedule of Target-CMI, Inc. as of March 31, 1996 and
            1995 and for each of the three years in the period ended March 31, 1996 with
            Report of Independent Auditors.

- ---------------
 (1) Incorporated by reference to Exhibit No. 3.1 filed with the Company's Form 10-Q filed for the quarter ended December 31, 1991.

 (2) Incorporated by reference to identically numbered exhibits filed with the Company's Form 10-K for the year ended March 31, 1995.

 (3) Incorporated by reference to Exhibit Number 1 filed with the Company's Form 8-A filed on September 22, 1994.

 (4) Incorporated by reference to identically numbered exhibits filed with the Company's Registration Statement (No. 33-44675) filed on December 20, 1991, or with Amendment No. 1 or Amendment No. 2 thereto, which became effective on January 24, 1992.

 (5) Incorporated by reference to identically numbered exhibits filed with the Company's Form 10-K for the year ended March 31, 1994.

 (6) Exhibit Nos. 10.4, 10.28, 10.31, 10.32, 10.33 and 10.34 are incorporated by reference to Exhibit Nos. 19.2, 19.3, 19.6, 19.7, 19.8 and 19.9,
     respectively, filed with the Company's Form 10-Q filed for the quarter ended September 30, 1992.

 (7) Incorporated by reference to identically numbered exhibits filed with the Company's Form 10-K for the year ended March 31, 1992.

 (8) Incorporated by reference to identically numbered exhibits filed with the Company's Form 10-K for the year ended March 31, 1993.

 (9) Incorporated by reference to identically numbered exhibits filed with the Company's Form 10-Q for the quarter ended June 30, 1993.

(10) Incorporated by reference to identically numbered exhibits filed with the Company's Form 10-Q for the quarter ended September 30, 1993.

(11) Incorporated by reference to identically numbered exhibits filed with the Company's Form 10-Q for the quarter ended December 31, 1993.

(12) Incorporated by reference to identically numbered exhibits filed with the Company's Form 10-Q for the quarter ended June 30, 1994.

(13) Incorporated by reference to identically numbered exhibits filed with the Company's Form 10-Q for the quarter ended September 30, 1994.

   ++ Confidential treatment granted or requested as to a portion of this Exhibit.

   + Constitutes a management contract or compensatory contract, plan or arrangement.

     (B) REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by the Company during the fiscal quarter ended March 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 28, 1996                       TARGET THERAPEUTICS, INC.
                                                (REGISTRANT)

                                          By:       /s/  GARY R. BANG

                                            ------------------------------------
                                                        Gary R. Bang
                                               President and Chief Executive
                                                           Officer

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gary R. Bang and Robert E. McNamara, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

                  SIGNATURE                                  TITLE                     DATE
- ---------------------------------------------  ---------------------------------  --------------
              /s/  GARY R. BANG                President, Chief Executive         June 28, 1996
- ---------------------------------------------  Officer and Director
                Gary R. Bang                   (Principal Executive Officer)
           /s/  ROBERT E. MCNAMARA             Vice President, Finance and        June 28, 1996
- ---------------------------------------------  Administration, Chief Financial
             Robert E. McNamara                Officer (Principal Financial and
                                               Accounting Officer) and Assistant
                                               Secretary
          /s/  CHARLES M. STROTHER             Chairman of the Board, Director    June 28, 1996
- ---------------------------------------------
          Charles M. Strother, M.D.
            /s/  WILLIAM G. DAVIS              Director                           June 28, 1996
- ---------------------------------------------
              William G. Davis
            /s/  KATHLEEN MURRAY               Director                           June 28, 1996
- ---------------------------------------------
           Kathleen Murray, M.S.N.
           /s/  HOWARD D. PALEFSKY             Director                           June 28, 1996
- ---------------------------------------------
             Howard D. Palefsky
           /s/  RICHARD D. RANDALL             Director                           June 28, 1996
- ---------------------------------------------
             Richard D. Randall
           /s/  JOHN C. VILLFORTH              Director                           June 28, 1996
- ---------------------------------------------
              John C. Villforth

               CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

     We consent to the incorporation by reference in the Registration Statements (Form S-8 Nos. 33-49456, 33-62978, 33-89148 and 333-04453) pertaining to the
1988 Stock Option Plan, the 1991 Director Option Plan, the 1991 Employee Stock Purchase Plan of Target Therapeutics, Inc. and the 1990 Stock Option Plan of Interventional Therapeutics Corporation of our report dated April 26, 1996, with respect to the consolidated financial statements and schedule of Target Therapeutics, Inc. included in the Annual Report (Form 10-K) for the year ended March 31, 1996.

                                          ERNST & YOUNG LLP
Palo Alto, California
June 27, 1996

                           TARGET THERAPEUTICS, INC.

                       CONSOLIDATED FINANCIAL STATEMENTS

                   YEARS ENDED MARCH 31, 1996, 1995 AND 1994

                                      WITH

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Target Therapeutics, Inc.

     We have audited the accompanying consolidated balance sheets of Target Therapeutics, Inc. as of March 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1996. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Target Therapeutics, Inc. at March 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP
Palo Alto, California
April 26, 1996

                           TARGET THERAPEUTICS, INC.

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                               MARCH 31,
                                                                          --------------------
                                                                            1996        1995
                                                                          --------     -------
                                            ASSETS
Current assets:
  Cash, cash equivalents and short-term investments.....................  $ 47,273     $38,070
  Investment in Conceptus, Inc..........................................    20,493          --
  Accounts receivable...................................................    15,676       9,442
  Inventories...........................................................     6,740       5,423
  Deferred tax assets...................................................     4,214       4,014
  Other current assets..................................................     1,235         424
                                                                          --------     -------
          Total current assets..........................................    95,631      57,373
Property and equipment, net.............................................    11,136       6,502
Other assets............................................................     7,508       6,524
                                                                          --------     -------
                                                                          $114,275     $70,399
                                                                          ========     =======
                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................................................  $  2,062     $ 1,646
  Accrued compensation..................................................     3,831       3,361
  Taxes payable.........................................................        --       1,480
  Accrued product replacement costs.....................................        --       1,030
  Other accrued liabilities.............................................     6,698       3,506
  Deferred tax liabilities..............................................    10,311       1,398
                                                                          --------     -------
          Total current liabilities.....................................    22,902      12,421
Long-term obligations...................................................       128         115
Minority interest.......................................................       407          --
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.001 par value (shares authorized: 2,000,000; issued
     and outstanding: none).............................................        --          --
  Common stock, $.0025 par value (shares authorized: 25,000,000; issued and outstanding: 14,714,661 and 14,197,238 at March 31, 1996 and
     1995, respectively)................................................        37          36
  Additional paid-in capital............................................    50,759      41,839
  Retained earnings.....................................................    27,688      15,986
  Unrealized gain on available-for-sale securities......................    12,265          --
  Accumulated translation adjustments...................................        89          35
  Notes receivable from stockholders....................................        --         (33)
                                                                          --------     -------
          Total stockholders' equity....................................    90,838      57,863
                                                                          --------     -------
                                                                          $114,275     $70,399
                                                                          ========     =======

   The accompanying notes are an integral part of these financial statements.

                           TARGET THERAPEUTICS, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     YEAR ENDED MARCH 31,
                                                                -------------------------------
                                                                 1996        1995        1994
                                                                -------     -------     -------
Product sales.................................................  $69,795     $47,508     $35,353
Costs and expenses:
  Cost of sales...............................................   21,478      15,151      13,368
  Research and development....................................   12,937      10,336       7,624
  Selling, general and administrative.........................   20,726      13,556       9,245
                                                                -------     -------     -------
          Total costs and expenses............................   55,141      39,043      30,237
                                                                -------     -------     -------
Income from operations........................................   14,654       8,465       5,116
Interest income, net..........................................    1,926       1,271         954
Other income..................................................      736         792         515
Minority interest.............................................     (607)         --          --
                                                                -------     -------     -------
Income before income taxes and cumulative effect of change
  in method of accounting for income taxes....................   16,709      10,528       6,585
Provision for income taxes....................................    5,007       3,150       2,265
                                                                -------     -------     -------
Income before cumulative effect of accounting change..........   11,702       7,378       4,320
Cumulative effect of change in method of accounting for
  income taxes................................................       --          --         631
                                                                -------     -------     -------
Net income....................................................  $11,702     $ 7,378     $ 4,951
                                                                =======     =======     =======
Net income per share:
  Income before cumulative effect of accounting change........  $   .77     $   .51     $   .30
  Cumulative effect of change in method of accounting for
     income taxes.............................................       --          --         .05
                                                                -------     -------     -------
  Net income per share........................................  $   .77     $   .51     $   .35
                                                                =======     =======     =======
Shares used in calculating per share information..............   15,280      14,466      14,206
                                                                =======     =======     =======

   The accompanying notes are an integral part of these financial statements.

                           TARGET THERAPEUTICS, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                 ACCUMULATED      NOTES
                                          ADDITIONAL                             TRANSLATION    RECEIVABLE       TOTAL
                                 COMMON    PAID-IN       DEFERRED     RETAINED    AND OTHER        FROM       STOCKHOLDERS'
                                 STOCK     CAPITAL     COMPENSATION   EARNINGS   ADJUSTMENTS   STOCKHOLDERS      EQUITY
                                 ------   ----------   ------------   --------   -----------   ------------   ------------
Balances at March 31, 1993.....   $ 35     $ 39,002       $ (232)     $  3,657     $    --         $ --         $ 42,462
  Exercise of common stock
     options and issuance under
     stock purchase plan
     (536,528 shares), net of
     notes
     receivable................      1          687           --            --          --          (31)             657
  Amortization of deferred
     compensation..............     --           --          108            --          --           --              108
  Income tax benefit of
     disqualifying
     dispositions..............     --          886           --            --          --           --              886
  Net income...................     --           --           --         4,951          --           --            4,951
                                   ---      -------        -----       -------     -------         ----          -------
Balances at March 31, 1994.....     36       40,575         (124)        8,608          --          (31)          49,064
  Exercise of common stock
     options and issuance under
     stock purchase plan
     (148,000 shares), net of
     notes
     receivable................     --        1,038           --            --          --           (2)           1,036
  Amortization of deferred
     compensation..............     --           --          124            --          --           --              124
  Income tax benefit of
     disqualifying
     dispositions..............     --          226           --            --          --           --              226
  Translation adjustments......     --           --           --            --          35           --               35
  Net income...................     --           --           --         7,378          --           --            7,378
                                   ---      -------        -----       -------     -------         ----          -------
Balances at March 31, 1995.....     36       41,839           --        15,986          35          (33)          57,863
  Exercise of common stock
     options and issuance under
     stock purchase plan
     (517,423 shares)..........      1        5,326           --            --          --           --            5,327
  Repayment of notes
     receivable................     --           --           --            --          --           33               33
Income tax benefit of
  disqualifying dispositions...     --        3,594           --            --          --           --            3,594
  Unrealized gain on
     available-for-sale
     securities................     --           --           --            --      12,265           --           12,265
  Translation adjustments......     --           --           --            --          54           --               54
  Net income...................     --           --           --        11,702          --           --           11,702
                                   ---      -------        -----       -------     -------         ----          -------
Balances at March 31, 1996.....   $ 37     $ 50,759       $   --      $ 27,688     $12,354         $ --         $ 90,838
                                   ===      =======        =====       =======     =======         ====          =======

   The accompanying notes are an integral part of these financial statements.

                           TARGET THERAPEUTICS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                    YEAR ENDED MARCH 31,
                                                             ----------------------------------
                                                               1996         1995         1994
                                                             --------     --------     --------
Cash flows from operating activities:
  Net income...............................................  $ 11,702     $  7,378     $  4,951
  Adjustments to reconcile net income to net cash provided
     by operations:
     Depreciation and amortization.........................     3,106        2,393        1,524
     Changes in assets and liabilities:
       Accounts receivable.................................    (6,207)      (2,882)        (501)
       Inventories.........................................    (1,310)      (2,432)         606
       Deferred tax assets.................................      (200)      (1,920)      (2,094)
       Other current assets................................      (811)        (135)         289
       Accounts payable....................................       417          194          584
       Accrued compensation................................       470        1,210          381
       Taxes payable.......................................    (1,468)         815          661
       Accrued product replacement costs...................    (1,030)        (111)       1,141
       Other accrued liabilities...........................     2,712        1,630          384
       Deferred tax liabilities............................       733          800          598
       Income tax benefit of disqualifying dispositions....     3,594          226          886
       Minority interest...................................       407           --           --
                                                             --------     --------     --------
     Total adjustments.....................................       413         (212)       4,459
                                                             --------     --------     --------
  Net cash provided by operating activities................    12,115        7,166        9,410
                                                             --------     --------     --------
Cash flows used in investing activities:
     Capital expenditures, net.............................    (7,029)      (3,624)      (1,938)
     Purchase of securities available-for-sale.............   (49,991)     (68,967)     (65,266)
     Maturities of securities available-for-sale...........    47,593       66,615       62,782
     Increase in other assets..............................    (1,694)      (4,010)      (1,895)
                                                             --------     --------     --------
  Net cash used in investing activities....................   (11,121)      (9,986)      (6,317)
                                                             --------     --------     --------
Cash flows from financing activities:
     Issuance of common stock for cash.....................     5,327        1,036          657
     Borrowings from bank..................................       534           --           --
     Principal payments under capital leases...............       (34)         (56)         (48)
     Payments received on notes receivable.................        33           --           --
                                                             --------     --------     --------
  Net cash provided by financing activities................     5,860          980          609
Net increase (decrease) in cash and cash equivalents.......     6,854       (1,840)       3,702
Cash and cash equivalents, beginning of year...............     6,839        8,679        4,977
                                                             --------     --------     --------
Cash and cash equivalents, end of year.....................  $ 13,693     $  6,839     $  8,679
                                                             ========     ========     ========

   The accompanying notes are an integral part of these financial statements.

                           TARGET THERAPEUTICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Description of business

     Target Therapeutics, Inc. (the "Company" or "Target") was incorporated in California in June 1985 and reincorporated in the State of Delaware in January 1992. The Company is in the business of developing, manufacturing and marketing disposable medical devices used in minimally invasive procedures to treat vascular diseases of the brain associated with stroke and other diseases accessible through small vessels of the circulatory system.

  Principles of consolidation

     The consolidated financial statements include the accounts of the Company and its wholly and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The subsidiaries fiscal years which end on February 28, are included in the Company's consolidated results for the year ended March 31, 1996. Investments in jointly owned companies and other investments in which the Company has a 20 to 50 percent interest are accounted for on the equity method. Investments in less-than-20 percent owned companies are accounted for under the cost method. The investments are carried at the lower of cost or estimated realizable value. The marketable portion of the investments are accounted for in accordance with Financial Accounting Standards Board ("FASB") Statement 115.

  Net income per share and stock split

     Net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding. On November 8, 1995 the Company's Board of Directors authorized a two-for-one stock split effected in the form of a stock dividend on December 18, 1995. All presentations of shares outstanding, options and amounts per share for prior periods have been restated to reflect the stock split.

  Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

  Translation of foreign currencies

     All assets and liabilities of the Company's foreign subsidiary and majority-owned joint venture are translated at exchange rates in effect on reporting dates and differences due to changing translation rates are charged or credited to "accumulated translation" in stockholders' equity. Income and expenses are translated at rates which approximate those in effect during the respective periods.

  Cash equivalents and short-term investments

     Cash equivalents consist of highly liquid investments, primarily money market accounts, with maturities at the date of purchase of 90 days or less. Short-term investments consist primarily of municipal government debt securities and money auction preferred stock.

     Effective April 1, 1994, the Company adopted FASB Statement 115, "Accounting for Certain Investments in Debt and Equity Securities." Short-term investments are classified as available-for-sale and are stated at market value. In accordance with FASB Statement 115 prior period financial statements have not been restated to reflect the change in accounting principle. The impact of adopting the Statement was not material. Unrealized gains or losses are recorded as a separate component of stockholders' equity and the

Company includes in current period earnings any decline in fair value below cost that is deemed other than temporary. The fair value of short-term investments was estimated based on quoted market prices at year end.

  Concentration of credit risk

     The Company sells its products primarily to hospitals in North America, Germany and France and to medical device distributors in Europe and Asia. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses. See Note 10 for discussion of export sales and major customers.

     The Company invests its excess cash in deposits, government debt securities and corporate debt securities. These securities typically mature within 365 days and, therefore, bear minimal risk. The Company has not experienced any material losses on its investments.

  Concentration of other risks

     The Company's operating results are subject to various risks and uncertainties, including uncertainties related to:

          Revenue Growth: The Company's continued revenue growth is subject to a number of factors, including new product introductions, the availability of suitable alternative products manufactured by competitors, the timeliness and availability of regulatory clearance and the continued expansion of its customer base. Target continues to research and develop new applications for its products in an effort to expand its practitioner customer base. As more companies become aware of the market potential of such products, Target anticipates an increase of competitive forces which may have an adverse effect on revenues of the Company. Several companies in the United States have introduced products that are being used in the interventional neuroradiology market. Target is also aware of other companies that may pursue commercialization of products which may compete with the Company's products and may result in future pricing and margin pressures within this market. Prior to commercialization in the United States, sales of certain of Target's products are limited to clinical settings pursuant to Investigational Device Exemptions ("IDE"s) granted by the U.S. Food and Drug Administration ("FDA") which limit the number of patients treatable with such products. Target must obtain clearance from the FDA to market these products for other than clinical investigation, and the overall review time of such regulatory process may be lengthy. Regulatory requirements vary in other countries in which Target markets its products. Failure to develop new products successfully, to obtain regulatory clearance for such products in a timely manner or to maintain regulatory clearance may have an adverse effect on Target's revenues in the future. Target's revenue growth may also be adversely affected by the limited number of teaching hospitals that train practitioners in fields in which the Company's products are utilized. The Company continues to obtain a significant amount of its revenues from Century Medical, Inc. ("CMI") in Japan. Should this customer continue to represent a significant portion of revenues, significant changes in this customer's ordering rates will likely cause similar changes in Target's revenues. It is Target's understanding that physicians use certain devices, products and materials manufactured by other companies in conjunction with the use of certain of Target's products. Reductions in the availability or the elimination of such complementary products have had, and may continue to have, an adverse effect on sales of the Company's products. Currently, products sold commercially in the United States pursuant to 510(k) clearance received from the FDA may generally be marketed in Europe. However, political and regulatory changes, particularly in Western Europe in connection with the evolution of the European Union, as well as the Company's ability to achieve IS09001 standards, may adversely affect the Company's product sales in Europe. Similarly, changes in the United States and foreign national health care policies, including third-party reimbursement issues, may have a significant adverse effect on revenues of Target. Furthermore, the future rate of Target's revenue growth, if any, may be below that experienced in prior annual and quarterly periods.

          International Operations: The Company's international business is an important contributor to the Company's net revenues and profits. As the Company expands its direct international sales operations, increased amounts of its revenues will be subject to the risks of foreign currency fluctuations. The operating expenses of and any dividends declared by Target's international affiliates, including those of the 50 percent owned Japanese joint venture, are paid in local currencies and are subject to the effects of fluctuations in foreign currency exchange rates. Although the Company engages in hedging transactions that may offset the effect of such fluctuations, financial exposure may nonetheless result, primarily from the timing of transactions and the movement of exchange rates. As of March 31, 1996 and 1995, there were no open forward exchange contracts. Further, any significant change in the political, regulatory or economic environment where the Company conducts international operations may have a material impact on revenues and profits.

  Inventories

     Inventories are stated at the lower of cost or market. Cost is determined using standard costs, which approximate actual costs, under the first-in, first-out method.

  Property and equipment

     Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the respective assets, ranging from three to five years. Leasehold improvements are amortized on a straight-line basis over five years or the remaining lease term, whichever is shorter.

  Patents and trademarks

     Patents and trademarks are stated at cost, net of accumulated amortization. Amortization is provided using the straight-line method over an estimated seven-year useful life beginning with the effective dates or over the remainder of such periods from the dates acquired.

  Revenue recognition and deferred revenue

     Product sales are generally recognized upon shipment. In September 1995, the Company obtained clearance by the FDA to market its Guglielmi Detachable Coil ("GDC") system in the United States. The Company has launched a training program to facilitate the roll out of the product to treatment centers in addition to those involved in the clinical trials. In conjunction with becoming a GDC treatment site, each hospital is required to purchase a minimum stocking order of the product. The Company's fiscal 1996 revenues include approximately $3.9 million in sales of initial stocking orders of its GDC system. As of March 31, 1996, a portion of the revenue attributable to these initial stocking orders, totaling $805,000 has been deferred into future periods. Initial stocking order revenue should not be viewed as indicative of future sales, as repeat orders and future revenue streams will be driven largely by the number of procedures performed by physicians which cannot accurately be predicted given the short period during which the GDC system has been commercially available and which will remain subject to numerous factors outside the Company's control.

  Income taxes

     Effective April 1, 1993, the Company adopted FASB Statement 109, "Accounting for Income Taxes," under which the liability method is used in accounting for income taxes. As permitted by FASB Statement 109, the Company elected to report the cumulative effect of the change in the year adopted rather than restate the financial statements of prior years. The cumulative positive effect of the change in method of accounting for income taxes increased net income by $631,000, or $.05 per share, for the year ended March 31, 1994.

  Future accounting changes

     In March 1995, the FASB issued FASB Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires the Company to review for impairment long-lived assets, certain identifiable intangibles, and goodwill related to those assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In certain situations, an impairment loss would be recognized. FASB Statement 121 is effective for the Company's 1997 fiscal year. The Company is evaluating the impact of the new standard on its financial position, results of operations, and cash flows, and expects the effect to be immaterial.

     In October 1995, the FASB issued FASB Statement 123 "Accounting for Stock-Based Compensation" which also will be effective for the Company's 1997 fiscal year. FASB Statement 123 allows companies which have stock-based compensation arrangements with employees to adopt a new fair-value basis of accounting for stock options and other equity instruments, or to continue to apply the existing accounting rules under Accounting Practices Board (APB) Opinion 25 "Accounting for Stock Issued to Employees" but with additional financial statement disclosure. The Company expects to continue to account for stock-based compensation arrangements under "APB" Opinion 25 and therefore does not expect FASB Statement 123 to have a material impact on its financial position, results of operations and cash flows.

2. BALANCE SHEET INFORMATION

                                                                            MARCH 31,
                                                                       -------------------
                                                                        1996        1995
                                                                       -------     -------
                                                                         (IN THOUSANDS)
    Cash, cash equivalents and short-term investments:
      Cash and cash equivalents......................................  $13,693     $ 6,839
      Short-term investments.........................................   33,580      31,231
                                                                       -------     -------
                                                                       $47,273     $38,070
                                                                       =======     =======
    Accounts receivable:
      Trade receivables..............................................  $16,760     $ 9,990
      Less allowance for doubtful accounts...........................   (1,084)       (548)
                                                                       -------     -------
                                                                       $15,676     $ 9,442
                                                                       =======     =======
    Inventories:
      Raw materials..................................................  $ 1,887     $   781
      Work-in-process................................................    1,959       1,037
      Finished goods.................................................    2,894       3,605
                                                                       -------     -------
                                                                       $ 6,740     $ 5,423
                                                                       =======     =======
    Property and equipment:
      Machinery and equipment........................................  $ 8,303     $ 7,159
      Office equipment...............................................    7,527       3,795
      Leasehold improvements.........................................    1,644         935
                                                                       -------     -------
                                                                        17,474      11,889
      Less accumulated depreciation and amortization.................   (6,338)     (5,387)
                                                                       -------     -------
                                                                       $11,136     $ 6,502
                                                                       =======     =======
    Other assets:
      Cost in excess of net assets acquired, net.....................  $ 1,610     $ 2,009
      Patents and trademarks, net....................................    2,979       1,846
      Investments in joint ventures and affiliated companies.........    2,315       1,508
      Other..........................................................      604       1,161
                                                                       -------     -------
                                                                       $ 7,508     $ 6,524
                                                                       =======     =======

3. SHORT-TERM INVESTMENTS

     The following is a summary of available-for-sale securities as of March 31, 1996 (in thousands):

                                                                 GROSS        GROSS
                                                               UNREALIZED   UNREALIZED   ESTIMATED
                                                      COST       GAINS        LOSSES     FAIR VALUE
                                                     -------   ----------   ----------   ----------
    Money auction preferred stock..................  $13,550    $     --       $ --       $ 13,550
    Government debt securities.....................   20,024          11         (5)        20,030
                                                     -------     -------        ---        -------
              Total debt securities................   33,574          11         (5)        33,580
    Equity securities..............................        6           1         --              7
                                                     -------     -------        ---        -------
                                                      33,580          12         (5)        33,587
    Investment in Conceptus, Inc...................       49      20,444         --         20,493
                                                     -------     -------        ---        -------
                                                     $33,629    $ 20,456       $ (5)      $ 54,080
                                                     =======     =======        ===        =======

     The following is a summary of available-for-sale securities as of March 31, 1995 (in thousands):

                                                                 GROSS        GROSS
                                                               UNREALIZED   UNREALIZED   ESTIMATED
                                                      COST       GAINS        LOSSES     FAIR VALUE
                                                     -------   ----------   ----------   ----------
    Money auction preferred stock..................  $ 7,700      $ --        $   --      $  7,700
    Government debt securities.....................   23,640        16          (131)       23,525
                                                     -------       ---         -----       -------
              Total debt securities................   31,340        16          (131)       31,225
    Equity securities..............................        6        --            --             6
                                                     -------       ---         -----       -------
                                                     $31,346      $ 16        $ (131)     $ 31,231
                                                     =======       ===         =====       =======

     The gross realized gains, gross realized losses and the net adjustment to unrealized holding gains (losses) on maturities of available-for-sale securities were not significant.

     The amortized cost and estimated fair value of debt and marketable equity securities at March 31, 1996, and 1995 are shown below (in thousands):

                                                                  YEAR ENDED MARCH 31,
                                                     -----------------------------------------------
                                                       1996         1996        1995         1995
                                                     AMORTIZED   ESTIMATED    AMORTIZED   ESTIMATED
                                                       COST      FAIR VALUE     COST      FAIR VALUE
                                                     ---------   ----------   ---------   ----------
    Due in one year or less........................   $33,574     $ 33,580     $27,840     $ 27,766
    Due after one year through three years.........        --           --       3,500        3,459
                                                      -------      -------     -------      -------
                                                       33,574       33,580      31,340       31,225
    Equity securities..............................         6            7           6            6
                                                      -------      -------     -------      -------
                                                       33,580       33,587      31,346       31,231
    Investment in Conceptus, Inc...................        49       20,493          --           --
                                                      -------      -------     -------      -------
                                                      $33,629     $ 54,080     $31,346     $ 31,231
                                                      =======      =======     =======      =======

4. INVESTMENT IN CONCEPTUS, INC.

     Prior to February 1996, the Company accounted for its greater-than-20 percent ownership interest in Conceptus, Inc. under the equity method. In February 1996, Conceptus completed an initial public offering of common stock which reduced the Company's ownership position to approximately 18 percent. Consequently, the portion of the investment which will be available for sale, subject to certain market trading restrictions, approximately 1.1 shares, is accounted for in accordance with FASB Statement 115. The unrealized gain of $12.3 million at March 31, 1996 is recorded, net of deferred taxes, as a component of stockholders' equity. The remaining investment of approximately 600,000 shares is recorded at cost. The estimated fair value of the entire investment as of March 31, 1996 is approximately $20.5 million.

5. COMMITMENTS

  Line of credit arrangement

     The Company maintains a $3.0 million bank line of credit which expires in July 1996. Borrowings under the line of credit bear interest at the bank's prime rate, are unsecured and are subject to certain covenants related to financial ratios and profits. There were no amounts outstanding under this line at March 31, 1996 and 1995.

  Lease obligations

     The Company leases its facilities and certain equipment under operating leases. The Company recognizes rent expense on a straight-line basis over the lease term. The future minimum lease commitments by fiscal year as of March 31, 1996 are as follows (in thousands):

    1997........................................................................  $1,152
    1998........................................................................   1,159
    1999........................................................................   1,036
    2000........................................................................     869
    2001........................................................................     868
    Thereafter..................................................................     724
                                                                                  ------
                                                                                  $5,808
                                                                                  ======

     The following schedule shows the composition of net rental expense for all operating leases (in thousands):

                                                                     YEAR ENDED MARCH 31,
                                                                    ----------------------
                                                                    1996     1995     1994
                                                                    ----     ----     ----
    Rent expense..................................................  $964     $848     $914
    Less sublease rental income...................................    --       --      (77)
                                                                    ----     ----     ----
                                                                    $964     $848     $837
                                                                    ====     ====     ====

6. STOCKHOLDERS' EQUITY

  Stock option and purchase plans

     The 1988 Stock Option Plan (the "Plan") is an incentive and nonstatutory option plan providing for the issuance of common stock to employees, officers, directors and consultants of the Company. At March 31, 1996 the Company had reserved 4,400,000 shares of common stock for issuance under the Plan. Options granted generally become exercisable over a 48-month period. Under the Plan, the exercise price of incentive stock options may not be less than 100 percent of the fair market value at the date of grant, and the exercise price of nonstatutory options must be at least 85 percent of the fair market value at the date of grant. In the case of an option holder who owns more than ten percent of the voting power of all outstanding stock, the incentive option exercise price must be at least 110 percent of fair market value and the option must be exercised, if at all, within five years of the grant date.

     The Company recorded deferred compensation expense for the difference between the grant price and the deemed fair value for financial statement presentation purposes of the Company's common stock for certain options granted in fiscal 1992. Amortization of deferred compensation was $124,000 and $108,000 for the years ended March 31, 1995 and 1994, respectively. No amortization of such deferred compensation was recognized for the year ended March 31, 1996. The deferred compensation amount was amortized over a four-year period.

     Information with respect to the 1988 Stock Option Plan is summarized as follows:

                                                                   OPTIONS OUTSTANDING
                                           SHARES       ------------------------------------------
                                          AVAILABLE      NUMBER        AGGREGATE         PRICE
                                          FOR GRANT     OF SHARES        PRICE         PER SHARE
                                          ---------     ---------     -----------     ------------
Balances at March 31, 1993..............  1,330,396       916,222     $ 2,937,680     $ .065-13.38
  Options granted.......................   (605,750)      605,750       6,035,300       8.88-12.13
  Options exercised.....................         --      (504,226)       (416,980)      .065-12.82
  Options canceled......................     57,028       (57,028)       (425,976)      .165-13.00
                                          ---------     ---------     -----------
Balances at March 31, 1994..............    781,674       960,718       8,130,024       .065-13.38
  Additional shares reserved............  1,000,000            --              --               --
  Options granted.......................   (827,430)      827,430      10,084,991      10.72-18.13
  Options exercised.....................         --      (114,124)       (741,206)      .065-13.38
  Options canceled......................     59,454       (59,454)       (601,990)      .065-13.00
                                          ---------     ---------     -----------
Balances at March 31, 1995..............  1,013,698     1,614,570      16,871,819       .065-18.13
  Options granted.......................   (570,945)      570,945      16,233,171      17.50-56.25
  Options exercised.....................         --      (484,115)     (4,505,801)     .0625-36.25
  Options canceled......................    117,840      (117,796)     (1,460,287)      2.50-56.25
                                          ---------     ---------     -----------
Balance at March 31, 1996...............    560,593     1,583,604     $27,138,902     $.0625-56.25
                                          =========     =========     ===========

     As of March 31, 1996, options for 624,761 shares were exercisable.

     During fiscal 1996 and 1995 the Company granted options to purchase up to 195,000 and 203,200 shares respectively, under the Plan that vest in either the fifth or sixth year after the date of grant or upon the Company's achievement of certain market valuation criteria. As of March 31, 1996, 183,547 such options were exercisable.

     In December 1991, the Company's Board of Directors (the "Board") adopted the 1991 Director Option Plan ("Director Option Plan"). A total of 200,000 shares of common stock have been reserved for issuance under the Director Option Plan which provides for the grant of nonstatutory options to non employee directors of the Company. As of March 31, 1996, options to purchase up to 100,000 shares under this plan were outstanding and become exercisable over a three year period from the grant date. As of March 31, 1996, options for 30,667 shares were exercisable. As of March 31, 1996, 4,000 options under the Director Option Plan have been exercised.

     The Board also adopted the 1991 Employee Stock Purchase Plan (the "Purchase Plan") in December 1991. The Purchase Plan allows for the issuance of up to 200,000 shares of common stock to employees of the Company. During the years ended March 31, 1996 and 1995, 29,308 shares and 33,876 shares, respectively, were issued at prices of $12.22 and $15.41 per share and $7.55 and $10.42 per share, respectively, under the Purchase Plan. As of March 31, 1996, a total of 95,486 shares have been issued under this plan.

7. STOCKHOLDER RIGHTS PLAN

     On September 21, 1994, the Board of Directors adopted a Stockholders Rights Plan (the "Rights Plan") and declared a dividend of one one-thousandth of a share of the Company's Series A Participating Preferred Stock for each outstanding share of common stock. Such rights only become exercisable, or transferable, ten business days after a person or group (an "Acquiring Person") acquires beneficial ownership of, or commences a tender or exchange offer for, 15% or more of the Company's common stock.

     Each right entitles stockholders to buy one one-thousandth of a share of the Company's Series A Participating Preferred Stock at an exercise price of $67.50. The Company is entitled to redeem the rights at $0.01 per right at any time on or before the tenth day following acquisition by a person or group of 15% or more of the Company's common stock.

     If a person or group acquires 15% or more of Target's common stock prior to redemption of the rights, the rights will entitle stockholders other than the potential acquiror to purchase, at the then current price, that number of shares of Target's common stock (or, in certain circumstances as determined by the Board, cash, other property or other securities) having a market value at that time of twice the exercise price. If, after the tenth day following acquisition by a person or group of 15% or more of the Company's common stock, the Company sells more than 50% of its assets or earning power or is acquired in a merger or other business transaction, the acquiror must assume the obligations under the rights, and the rights will become exercisable to acquire common stock of the acquiror at the discounted price. The ownership position of Collagen Corporation does not trigger exercisability of the rights so long as Collagen does not increase its holdings above its ownership level at the time that the Rights Plan was adopted (approximately 33%), without the approval of Target's Board. Under certain circumstances the Target Board of Directors may also exchange the rights (other than those owned by the acquiror or its affiliates) for its common stock at an exchange ratio of one share of common stock per right.

8. INCOME TAXES

     The Company's provision for income taxes for the years ended March 31, 1996 and 1995 and 1994 consist of the following (in thousands):

                                                                  YEAR ENDED MARCH 31,
                                                              -----------------------------
                                                               1996       1995        1994
                                                              ------     -------     ------
    Current:
      Federal...............................................  $3,480     $ 3,613     $2,353
      State.................................................     660         657        674
      Foreign...............................................     334          --         --
                                                              ------     -------     ------
         Total current......................................   4,474       4,270      3,027
    Deferred:
      Federal...............................................     343        (992)      (614)
      State.................................................     190        (128)      (148)
                                                              ------     -------     ------
         Total deferred.....................................     533      (1,120)      (762)
                                                              ------     -------     ------
    Total provision.........................................  $5,007     $ 3,150     $2,265
                                                              ======     =======     ======

     At March 31, 1996, the Company had available net operating loss carryforwards for tax purposes of approximately $1.2 million which expire in the year 2001. Because of the "change in ownership" provisions of the Tax Reform Act of 1986, the loss carryforwards will be subject to an annual limitation regarding their utilization against future taxable income.

     The Company realizes tax benefits as a result of the exercise and subsequent sale of certain employee stock options (disqualifying dispositions). For financial reporting purposes, any reduction in income tax obligations as a result of these tax benefits, $3.6 million, $226,000 and $886,000 in fiscal 1996, 1995 and 1994, respectively, is credited to additional paid-in capital.

     The provision for income taxes for the years ended March 31, 1996, 1995 and 1994 differs from the amount computed by applying the statutory federal income tax rate to income before taxes. The reconciliation between the federal statutory rate and the effective tax rate is as follows:

                                                                      YEAR ENDED MARCH 31,
                                                                     ----------------------
                                                                     1996     1995     1994
                                                                     ----     ----     ----
    Statutory federal income tax rate..............................  34.0%    34.0%    34.0%
    Foreign tax credits............................................  (5.0)    (5.7)      --
    Unrealized losses on investments accounted for on the equity
      method.......................................................   2.5     3 .6      1.5
    Foreign sales corporation tax benefit..........................  (2.7)    (3.5)    (3.7)
    State income taxes.............................................   3.6      3.7      5.3
    Tax exempt interest............................................  (2.7)    (3.0)    (2.6)
    Other..........................................................   0.3     0 .8     (0.1)
                                                                     ----     ----     ----
      Provision for income tax.....................................  30.0%    29.9%    34.4%
                                                                     ====     ====     ====

     Deferred taxes for the years ended March 31, 1996, 1995 and 1994 reflect the net tax effects of loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant amounts of the Company's deferred tax assets and liabilities as of March 31, 1996, 1995 and 1994 are as follows (in thousands):

                                                                        MARCH 31,
                                                              -----------------------------
                                                               1996        1995       1994
                                                              -------     ------     ------
    Deferred tax assets:
      Inventory valuation accounts..........................  $   892     $  461     $  382
      Reserves and accruals not currently tax deductible....    1,593      1,152        861
      Foreign tax credits...................................    1,470      1,605         --
      Benefit of net operating loss carryforwards...........      434        490        546
      Accrued cost of exchanging GDC inventory..............       --        414        578
      State income taxes....................................       61        174        159
      Other.................................................      142        152         58
                                                              -------     ------     ------
                                                                4,592      4,448       2584
      Valuation allowance...................................     (378)      (434)      (490)
                                                              -------     ------     ------
                                                              $ 4,214     $4,014     $2,094
                                                              =======     ======     ======
    Deferred tax liabilities:
      Patent costs..........................................  $   936     $  580     $  328
      Depreciation and amortization.........................      238         64        128
      Unrealized gains and dividend income related to
         investments accounted for on equity method.........    1,285        700        142
      Unrealized gain on available-for-sale securities......    8,180
      Other.................................................     (328)        54         --
                                                              -------     ------     ------
                                                              $10,311     $1,398     $  598
                                                              =======     ======     ======

9. JOINT VENTURE AND AFFILIATE COMPANIES

     In September 1991, the Company entered into a joint venture agreement with Century Medical Inc. ("CMI"), a Japanese corporation, to distribute the Company's products in Japan. The Company accounts for this 50 percent-owned investment under the equity method and includes its share of joint venture net income in "Other income" in the Consolidated Statements of Income. These amounts were $1.5 million, $1.6 million and $520,000 in fiscal 1996, 1995 and 1994, respectively. In conjunction with establishing the joint venture, the Company also entered into a distribution agreement with CMI, and CMI entered into a subdistribution agreement with the joint venture.

     The Company entered into an agreement with the joint venture, effective in January 1994, in which the Company is obligated to provide certain management services, assist in marketing, development and planning activities and provide certain literature to the joint venture. In consideration for the Company providing such services, the joint venture has agreed to reimburse costs incurred by the Company, of which $465,000, $318,000 and $445,000 have been included in "Other income" for the years ended March 31, 1996, 1995 and 1994, respectively.

     Summarized information for the joint venture is as follows (in thousands):

                                                                            MARCH 31,
                                                                       -------------------
                                                                        1996        1995
                                                                       -------     -------
    Current assets...................................................  $18,039     $18,540
    Non current assets...............................................    1,291         755
    Current liabilities..............................................   13,766      13,604
    Non current liabilities..........................................      173          --

                                                                 YEAR ENDED MARCH 31,
                                                            -------------------------------
                                                             1996        1995        1994
                                                            -------     -------     -------
    Net sales.............................................  $49,720     $37,349     $22,894
    Gross profit..........................................   17,442      15,243       8,896
    Income from operations................................    7,626       6,837       2,876
    Net income............................................    3,250       3,213       1,038

     The Company's other investments are comprised of cash investments in and the granting of technology licenses to Cardima, Inc., and Prograft Medical, Inc. for which the Company's ownership interest was approximately 16 percent, and 20 percent, respectively, at March 31, 1996. During fiscal 1995 and 1994, the Company also accounted for its investment in Conceptus, Inc. under the equity method. During fiscal 1996, the Company's ownership interest in Conceptus, Inc. fell below 20 percent. The equity losses for the investments accounted for under the equity method were $1.2 million, $1.1 million and $292,000 for fiscal 1996, 1995 and 1994, respectively.

10. EXPORT SALES AND MAJOR CUSTOMERS

     The Company markets its products both domestically and internationally. Export product sales are as follows (in thousands):

                                                                 YEAR ENDED MARCH 31,
                                                            -------------------------------
                                                             1996        1995        1994
                                                            -------     -------     -------
    Europe................................................  $20,362     $12,708     $ 8,651
    Asia, principally Japan...............................   26,127      17,699      11,019
    Other.................................................    2,940       2,152       1,469
                                                            -------     -------     -------
                                                            $49,429     $32,559     $21,139
                                                            =======     =======     =======

     One customer, CMI, accounted for approximately 35 percent of the Company's product sales for the years ended March 31, 1996 and 1995 and 29 percent for the year ended March 31, 1994.

11. FORMATION OF FRENCH JOINT VENTURE

     In June 1995 the Company and its former distributor in France formed a joint venture to market the Company's products in France. Target holds a 51 percent interest in the joint venture and has guaranteed a line of credit of up to approximately 4.0 million French Franc (approximately $792,000 as of March 31, 1996) to fund its operations. As of March 31, 1996, $534,000 was outstanding under this line of credit. The results of the operations in France, net of the minority interest, are included in the consolidated results of the Company's beginning in the second quarter of fiscal 1996. Minority interest before taxes is reflected as a separate component of the Company's Consolidated Statements of Income for the year ended March 31, 1996.

12. FORMATION OF GERMAN SUBSIDIARY

     In October 1994, the Company and Target Therapeutics International (Deutschland) GmbH ("Target GmbH") entered into an Asset Purchase Agreement (the "Agreement") with Rehaforum Medical GmbH ("Rehaforum"), a distributor of the Company's products in Germany. The Company and Target GmbH acquired certain of the assets of Rehaforum attributable to the Target portion of Rehaforum's business, including inventory of Target products, property and equipment and assumed certain liabilities. Pursuant to the terms of the Agreement, Rehaforum no longer has distribution rights to the Company's products and is limited as to sales of competitive products for a five-year period from the date of the agreement. The purchase price in excess of the fair value of net tangible assets acquired is being amortized over a five year period.

13. EXPECTED COSTS OF PRODUCT REPLACEMENT

     In October 1993, the Company announced that it was pursuing certain changes to a product currently sold under an investigational device exemption ("IDE") by the FDA. Pursuant to a supplement to the IDE which was approved by the FDA in March 1994, limited FDA clinical trials of the modified product were commenced in April 1994. As treatment sites were converted to the modified product, the Company exchanged such modified product for any original product that customers still had in their inventory. The Company provided $1.5 million, which was included in cost of sales in fiscal 1994, for the estimated costs of such exchange including the disposition of the Company's inventory of such product. In September, 1995, the Company obtained FDA approval to market the GDC system in the United States. During fiscal 1996, the Company reversed $500,000 of such provision.

14. SUPPLEMENTAL CASH FLOW INFORMATION

                                                                   YEAR ENDED MARCH 31,
                                                               ----------------------------
                                                                1996       1995       1994
                                                               ------     ------     ------
                                                                      (IN THOUSANDS)
    Supplemental disclosure of cash flow information:
      Cash paid during the period for income taxes...........  $4,874     $3,785     $1,573
      Cash paid during the period for interest...............       8         24         17
    Supplemental schedule of non cash investing and financing
      activities:
      Issuance of common stock options in exchange for a note
         receivable..........................................  $   --     $   --     $   31

15. RELATED PARTY TRANSACTIONS

     In December 1993, the Company entered into a lease line agreement as lessor with a less than 50 percent-owned affiliate. The maximum available lease line of $1.0 million expired March 31, 1995 and required monthly payments to be made on the outstanding balance over 36 or 48 months with interest at approximately 8.5 percent per year. During December 1995, the Company converted the outstanding balance owed under the lease line of $781,000, $148,000 in other receivables, and an additional cash payment of $371,000 into equity in the affiliate. As of March 31, 1995 there was $521,000 outstanding under this agreement.

     In March 1994, the Company loaned approximately $200,000 to a less than 50 percent-owned affiliate in exchange for promissory notes bearing interest at 8.5 percent per year. Monthly payments are required over 36 and 48 months. The Company also entered into a lease line agreement as lessor with this affiliate in March 1994. The maximum available lease line of $300,000 expired March 1, 1995 and requires monthly payments to be made on the outstanding balance over 36 or 48 months with interest at approximately 8.5 percent per year. At March 31, 1996 and 1995 there was $180,000 and $288,000, respectively, outstanding under this agreement.

16. LEGAL MATTERS

     In November 1994 the Company filed a lawsuit in the United States District Court (the "Court") against SciMed Life System, Inc. ("SciMed"), a subsidiary of Boston Scientific Corporation, and Cordis Endovascular Systems, Inc. ("Cordis"), a subsidiary of Johnson & Johnson, seeking damages and preliminary and permanent injunctive relief against sales of such companies' products believed to be infringing the Tracker patent. The defendants responded, challenging the validity of the Tracker patent, denying infringement, and raising other defenses. Furthermore, Cordis has filed a countersuit against the Company claiming that certain of the Company's products infringe Cordis' patents. In May 1996, the Court granted the Company's motion for a preliminary injunction prohibiting Cordis and SciMed from infringing on the Tracker Patent. Cordis and SciMed requested a stay on the preliminary injunction during an appeal of that decision. The District Court has denied Cordis and SciMed's request for a stay. However, Target is currently awaiting a ruling from the Court of Appeals on a motion by Cordis and SciMed seeking a stay of the preliminary injunction pending the outcome of the appeals. The Court of Appeals has temporarily stayed the preliminary injunction while it considers the motion. Notwithstanding the grant of the Company's motion for a preliminary injunction, there can be no assurance that the Company will be ultimately successful in this lawsuit.

     In addition, from time to time, the Company may be involved in legal actions, including product liability claims and the protection of the Company's proprietary assets, arising in the ordinary course of business. While the outcome of such matters is currently not determinable, it is management's opinion that these matters, both individually or in the aggregate, will not have a material adverse effect on the Company's consolidated financial position, results of its operations or cash flows.

17. SUBSEQUENT EVENTS (UNAUDITED)

     On April 29, 1996, the Company entered into a definitive agreement with Interventional Therapeutics Corporation (ITC) to acquire ITC, a closely held, Fremont, California-based corporation. Target will acquire ITC and its subsidiary, ITC International, in exchange for approximately 330,000 shares of Target common stock subject to certain adjustments as called for in the merger agreement. The acquisition is to be accounted for as a purchase with a majority of the purchase price to be written off as a non-recurring charge for the acquisition of inprocess research and development. The transaction was consummated on May 23, 1996.

     In meetings subsequent to March 31, 1996, the Company's Board of Directors authorized (i) the amendment of the Rights Plan to increase the exercise price per right from $67.50 to $300.00, and (ii) the repurchase of up to 350,000 shares of the Company's common stock on the open market. In addition, the Board authorized, subject to stockholder approval, an amendment to the Certificate of Incorporation to increase the number of authorized shares of common stock from 25 million to 120 million and an amendment of the Company's stock plans to (a) increase the shares reserved for issuance under the Plan by 1,500,000 shares,
(b) increase the shares reserved for issuance under the Purchase Plan by 100,000 shares and make certain other changes to participation standards and offering periods, and (c) make certain changes to the formulas pursuant to which options are granted under the Director Option Plan and to the provisions regarding adjustments under such plan necessitated by changes in the Company's capital structure.

                           TARGET THERAPEUTICS, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                  SCHEDULE II

                                                                  ADDITIONS
                                                   BALANCE AT     CHARGED TO                     BALANCE
                                                   BEGINNING      COSTS AND                      AT END
                                                   OF PERIOD       EXPENSES      DEDUCTIONS     OF PERIOD
                                                   ----------     ----------     ----------     ---------
Year ended March 31, 1994
  Allowance for doubtful accounts................     $397           $357          $ (340)       $   414
Year ended March 31, 1995
  Allowance for doubtful accounts................      414            150             (17)           548
Year ended March 31, 1996
  Allowance for doubtful accounts................      548            536              --          1,084

                           TARGET THERAPEUTICS, INC.

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                       DESCRIPTION
- ------   ------------------------------------------------------------------------------------
 4.2     Amendment to Preferred Shares Rights Agreement, dated May 7, 1996, between Target
         Therapeutics, Inc. and The First National Bank of Boston.
 4.3     Declaration of Registration Rights, Exhibit E to the Agreement and Plan of
         Reorganization dated April 29, 1996 among Target Therapeutics, Inc., TTI Acquisition
         Corporation and Interventional Therapeutics Corporation.
10.55    Amendment to Exchange Profit/Loss Sharing Agreement dated December 1, 1995 between
         Target Therapeutics, Inc. and Century Medical, Inc., a Japanese Corporation.
10.56    Target Therapeutics, Inc. Deferred Compensation Plan
10.57    Employment Agreement between Target Therapeutics, Inc. and Ray H. Dormandy, Jr.
10.58    Letter Agreement dated as of March 12, 1996 between Target Therapeutics, Inc. and
         John C. Meyer.
10.59    Letter agreement dated as of March 9, 1994 between Target Therapeutics, Inc. and
         Abhi Acharya, Ph.D.
11.1     Calculation of net income per share.
21.1     Subsidiaries of Target Therapeutics, Inc.
23.1     Consent of Ernst & Young LLP, Independent Auditors (see page 41).
24.1     Power of Attorney (see page 40).
27       Financial Data Schedule
99.1     Financial Statements and Schedule of Target-CMI, Inc. as of March 31, 1996 and 1995
         and for each of the three years in the period ended March 31, 1996 with Report of
         Independent Auditors.