Form 10-Q
period 1996-06-30
TARGET THERAPEUTICS INC
filed 1996-08-13
CIK 882238

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

    /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 1996.

                                       OR

   / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ______ to ______.

                         COMMISSION FILE NUMBER: 0-19801

 ------------------------------------------------------------------------------


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

 ------------------------------------------------------------------------------


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
                                                YES  X  NO
                                                    ---    ---

As of July 26, 1996, there were 14,984,575 shares of Common Stock outstanding.

================================================================================

                                      INDEX

                              --------------------



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

Condensed Consolidated Balance Sheets as of June 30, 1996
and March 31, 1996 .......................................................   3

Consolidated Statements of Operations for the three months
ended June 30, 1996 and 1995 .............................................   4

Consolidated Statements of Cash Flows for the three months
ended June 30, 1996 and 1995 .............................................   5

Notes to Consolidated Financial Statements ...............................   6


Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations ......................................   9


PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings ...............................................  15

Item 6.  Exhibits and Reports on Form 8-K ................................  16


SIGNATURE ................................................................  17

                            TARGET THERAPEUTICS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS; UNAUDITED)

                                                                   June 30,       March 31,
                                                                     1996            1996
                                                                     ----            ----
Current assets:
     Cash, cash equivalents and short-term investments           $  41,429        $  47,273
     Investment in Conceptus, Inc.                                  16,949           20,493
     Accounts receivable                                            16,307           15,676
     Inventories                                                     8,833            6,740
     Deferred tax assets                                             4,214            4,214
     Other current assets                                            1,470            1,235
                                                                 ---------        ---------
         Total current assets                                       89,202           95,631

Property and equipment, net                                         13,232           11,136

Intangibles and other assets                                        10,738            7,508
                                                                 ---------        ---------
                                                                 $ 113,172        $ 114,275
                                                                 =========        =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                            $   2,446        $   2,062
     Accrued compensation                                            2,938            3,831
     Taxes payable                                                   2,400               --
     Other accrued liabilities                                       9,809            6,698
     Deferred tax liabilities                                        8,911           10,311
                                                                 ---------        ---------
         Total current liabilities                                  26,504           22,902

Long-term obligations                                                  407              128

Minority interest                                                      563              407

Commitments and contingencies

Stockholders' equity:
     Common stock                                                       38               37
     Additional paid-in capital                                     67,311           50,759
     Retained earnings                                              16,964           27,688
     Unrealized gain on available-for-sale securities               10,169           12,265
     Accumulated translation adjustments                               (31)              89
                                                                 ---------        ---------
                                                                    94,451           90,838
     Treasury stock, at cost (198,960 shares)                       (8,753)              --
                                                                 ---------        ---------
         Total stockholders' equity                                 85,698           90,838
                                                                 ---------        ---------
                                                                 $ 113,172        $ 114,275
                                                                 =========        =========


                             See accompanying notes.

                            TARGET THERAPEUTICS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS; UNAUDITED)

                                                            Three months ended
                                                                  June 30,
                                                            ------------------
                                                           1996           1995
                                                           ----           ----
Revenue                                                $ 22,049        $ 13,904

Costs and expenses:

    Cost of sales                                         6,617           4,345
    Research and development                              5,129           2,836
    Acquired in-process research and development         14,000              --
    Selling, general and administrative                   5,957           4,367
                                                       --------        --------
       Total costs and expenses                          31,703          11,548
                                                       --------        --------
Income/(loss) from operations                            (9,654)          2,356
Interest income, net                                        375             376
Other income                                                275             315
Minority interest                                          (248)             --
                                                       --------        --------
Income/(loss) before income taxes                        (9,252)          3,047
Provision for income taxes                                1,472             914
                                                       --------        --------
Net income/(loss)                                      $(10,724)       $  2,133
                                                       ========        ========

Net income/(loss) per share                            $  (0.73)       $    .14
                                                       ========        ========

Shares used in calculation of net income/(loss)
per share                                                14,787          14,892
                                                       ========        ========





                             See accompanying notes.

                            TARGET THERAPEUTICS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS; UNAUDITED)

                                                                               Three months ended June 30,
                                                                               --------------------------
                                                                                 1996            1995
                                                                                 ----            ----

Cash flows from operating activities:
     Net income/(loss)                                                        $(10,724)       $  2,133

     Adjustments to reconcile net income/(loss) to net cash provided by operations:
         Depreciation and amortization                                           1,116             685
         Acquired in-process research and development expense                   14,000              --
         Changes in assets and liabilities:
              Accounts receivable                                                 (207)           (683)
              Inventories                                                       (1,210)           (331)
              Other current assets                                                (219)           (512)
              Accounts payable                                                      57          (1,295)
              Accrued compensation                                                (893)         (1,305)
              Taxes payable                                                      2,381             767
              Other accrued liabilities                                            200             553
                                                                              --------        --------
         Total adjustments                                                      15,225          (2,121)
                                                                              --------        --------
     Net cash provided by operating activities                                   4,501              12
                                                                              --------        --------

Cash flows from investing activities:
         Capital expenditures, net                                              (2,852)         (1,713)
         Purchase of securities available-for-sale                              (7,935)         (3,700)
         Maturities of securities available-for-sale                             8,603           7,262
         Increase in other assets                                                  786            (134)
         Net cash acquired from purchase of Interventional
              Therapeutics Corporation                                              87              --
                                                                              --------        --------
     Net cash provided by (used in) investing activities                        (1,311)          1,715
                                                                              --------        --------

Cash flows from financing activities:
         Issuance of common stock                                                  553             878
         Purchase of treasury shares                                            (8,753)             --
         Principal payments under capital leases                                   (11)             (8)
         Repayment of note payable                                                (202)             --
         Increase in notes receivable from stockholders                             --             (32)
                                                                              --------        --------
     Net cash provided by (used in) financing activities                        (8,413)            838
                                                                              --------        --------
Net increase(decrease) in cash and cash equivalents                             (5,223)          2,565
Cash and cash equivalents, beginning of period                                  13,693           6,839
                                                                              --------        --------
Cash and cash equivalents, end of period                                      $  8,470        $  9,404
                                                                              ========        ========





                             See accompanying notes.

                            TARGET THERAPEUTICS, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. Basis of Presentation

   In the opinion of management, the accompanying unaudited condensed consolidated balance sheets, consolidated statements of operations and statements of cash flows reflect all adjustments which are of a normal recurring nature considered necessary to present a fair statement of the consolidated financial position at June 30, 1996 and the consolidated statements of operations and cash flows for the interim three-month period ended June 30, 1996 and 1995.

   Certain information and footnote disclosures required by generally accepted accounting principles for complete financial statements have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's 1996 Annual Report to Stockholders and Annual Report on Form 10-K as filed with the SEC for the fiscal year ended March 31, 1996. The condensed consolidated balance sheet as of March 31, 1996 was derived from those audited financial statements.

   Results for the interim period ended June 30, 1996 are not necessarily indicative of the results expected for future interim periods or for the full year.

   Fiscal year. Effective April 1, 1996, the Company changed its fiscal year end from March 31 to a 52/53 week year ending on the Sunday nearest the end of March. Fiscal 1997 year will comprise 52 weeks. For purposes of presentation, the Company has indicated its financial statements as ending on calendar month ends. The impact on the current year of one less day of operations is not anticipated to have a material impact.

2. Balance Sheet Information


         (In thousands)                                                                  June 30,    March 31,
                                                                                            1996         1996
                                                                                        --------     --------
         Cash, cash equivalents and short-term investments:
              Cash and cash equivalents                                                 $  8,470     $ 13,693
              Short-term investments                                                      32,959       33,580
                                                                                        --------     --------
                                                                                        $ 41,429     $ 47,273
                                                                                        ========     ========
         Accounts receivable:
              Trade receivables                                                         $ 17,072     $ 16,760
              Less allowance for doubtful accounts                                          (765)      (1,084)
                                                                                        ---------    ---------
                                                                                        $ 16,307     $ 15,676
                                                                                        ========     ========
         Inventories:
              Raw materials                                                             $  2,495     $  1,887
              Work-in-process                                                              2,324        1,959
              Finished goods                                                               4,014        2,894
                                                                                        --------     --------
                                                                                        $  8,833     $  6,740
                                                                                        ========     ========
         Property and equipment:
              Machinery and equipment                                                   $ 10,220     $  8,303
              Office equipment                                                             8,500        7,527
              Leasehold improvements                                                       1,960        1,644
                                                                                        --------     --------
                                                                                          20,680       17,474
              Less accumulated depreciation and amortization                              (7,448)      (6,338)
                                                                                        ---------    --------
                                                                                        $ 13,232     $ 11,136
                                                                                        ========     ========

         Other assets:
              Cost in excess of net assets acquired, net                                $  2,814     $  1,610
              Patents and trademarks, net                                                  3,107        2,979
              Intangibles acquired upon purchase of ITC, net                               2,799          ---
              Investments in entities accounted for on the equity method                   1,350        2,315
              Other                                                                          668          604
                                                                                        --------     --------
                                                                                        $ 10,738     $  7,508
                                                                                        ========     ========

3. Supplemental Cash Flow Information

                                                                                           Three months ended
         (In thousands)                                                                          June 30,
                                                                                           ------------------
                                                                                             1996       1995
                                                                                             ----       ----

         Supplemental disclosure of cash flow information:
              Cash paid during the period for income taxes                              $     ---    $    40
              Cash paid during the period for interest                                         11          3
         Other non-cash activity
              Common stock issued in connection with ITC acquisition                       16,000        ---



4. Net income/(loss) per share and stock split

   Net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding. Net loss per share is computed using the weighted average number of common shares outstanding. Common share equivalents are not used in the calculation of the per share loss since they are antidilutive. On November 8, 1995 the Company's Board of Directors authorized a two-for-one stock split effected in the form of a stock dividend on December 18, 1995. All presentations of shares outstanding, options and amounts per share for prior periods have been restated to reflect the stock split.

5. Acquisition of Interventional Therapeutics, Inc.

   On April 29, 1996, the Company signed a definitive agreement with Interventional Therapeutics Corporation ("ITC") to acquire all the securities of ITC and its subsidiary, ITC International, in exchange for shares of Target common stock. The Company completed the closing of the acquisition of ITC on May 23, 1996, at which time approximately 331,000 shares of Target stock (inclusive of options to purchase such shares) were exchanged for all of the outstanding shares (and options to purchase shares) of ITC stock.

   ITC is a developer and manufacturer of vascular occlusion devices used in neurovascular embolization. These devices include detachable silicone balloons and CONTOUR (TM) embolization particulates designed for selective placement through an angiographic catheter. As part of Target, ITC will focus on the neuroradiology market and the combined company plans to offer physicians an increased range of minimally invasive treatment options for vascular diseases of the brain.

   The acquisition of ITC, which was accounted for as a purchase, has been recorded based upon available information and upon certain assumptions that Target believes are reasonable under the circumstances. Estimated acquisition costs include approximately $1.4 million of investment banking, legal and accounting costs and approximately $1.5 million of exit costs associated with termination of distributor and international lease arrangements. The purchase price has been allocated to the acquired assets and liabilities based on their relative fair values. These allocations are based on valuations and other studies as of their date of acquisition.

                                                                (In thousands)
              Purchase price                                       $ 16,000
              Estimated acquisition expenses                          2,920
                                                                   --------
                  Total estimated acquisition cost                 $ 18,920
                                                                   ========

              Historic net book value at May 23, 1996              $    474
              Write-up of inventories                                   367
              Write-off of plant and equipment                          (76)
              Goodwill                                                1,315
              In-process research and development                    14,000
              Developed technology                                    2,000
              Non-compete agreement                                     600
              Assembled workforce                                       200
              Trademark/tradename                                        40
                                                                   --------
                  Total allocated purchase price                   $ 18,920
                                                                   ========


   In accordance with generally accepted accounting principles, the Company has allocated $14 million of the purchase price to in-process research and development (in-process R & D). This amount has been recorded as a charge to operations for the quarter ending June 30, 1996.

   The Company's results of operations for the three months ended March 31, 1996, include the results of ITC from May 23, 1996 through June 30, 1996. The unaudited pro forma results of operations of the Company for the three months ended June 30, 1996 and 1995, respectively, assuming the acquisition of ITC occurred on April 1, 1995, on the basis described below with all material intercompany transactions eliminated, are as follows:

                                                    Three months ended June 30,
                                                    ---------------------------
                                                         1996         1995
                                                         ----         ----
         (In thousands, except income per share)

         Total revenues                               $ 22,491     $ 14,535
         Net income                                      3,217        2,203
         Net income per share                             0.21         0.14

   The unaudited pro forma net income and per share amounts above do not include the charge for in-process R & D of $14 million arising from the acquisition of ITC. The pro forma results reflect amortization of acquired goodwill and other intangible assets, which are being written off over their estimated useful lives of five to ten years.

   The unaudited pro forma information is not necessarily indicative of the actual results of operations had the transaction occurred at the beginning of the periods indicated, nor should it be used to project the Company's results of operations for any future dates or periods.

6. Stock Repurchase Program

   On May 16, 1996, the Company's Board of Directors authorized a stock repurchase program in which up to 350,000 shares of its common stock may be purchased in the open market from time to time. From the inception of the stock repurchase program through June 30, 1996, the Company repurchased 198,960 shares of its common stock at an average acquisition price of approximately $44 per share. Subsequent to June 30, 1996, the Company has completed the repurchase of the 350,000 shares of its common stock at an overall average acquisition price of approximately $40. The Company currently plans to keep the repurchased shares as treasury stock and may use this stock in various Company stock benefit plans. In addition, in August 1996, the Board of Directors authorized the repurchase of up to 500,000 additional shares of the Company's common stock under the repurchase program.

7. Income Taxes

   For the three months ended June 30, 1996 and 1995, the Company's income tax provision has been calculated based upon the estimated annual effective tax rate of 31 percent (excluding the impact of the acquired in-process research and development charge for which no tax benefit is available) and 30 percent, respectively. The higher effective tax rate for the fiscal 1997 is primarily due to anticipated reductions in the benefit derived from foreign tax credits generated in Japan with respect to the Company's ownership interest in its Japanese joint venture.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited financial statements and notes thereto included in Part 1-Item 1 of this Quarterly Report. In addition, except for the historical statements contained therein, the following discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The Company wishes to alert readers that the factors set forth in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996, under the heading "Factors That May Affect Future Results Of Operations", as well as those factors set forth in the discussion below and other factors, could in the future affect, and in the past have affected, the Company's actual results and could cause the Company's results for future periods to differ materially from those expressed in any forward-looking statements by or on behalf of the Company.

RESULTS OF OPERATIONS

Overview

The Company develops, manufactures and markets specialized disposable micro-catheters, guidewires, micro-coils, silicone balloons, embolics and angioplasty products. These therapeutic devices are used in minimally-invasive procedures to reach disease sites throughout the body via the circulatory system. The Company's products allow highly targeted treatment of diseased, ruptured or blocked vessels of the brain responsible for stroke, as well as other disease sites in the body that are accessible through small blood vessels.

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

On April 29, 1996, the Company signed a definitive agreement with Interventional Therapeutics Corporation ("ITC") to acquire all the securities of ITC and its subsidiary, ITC International, in exchange for shares of Target common stock. The Company completed the closing of the acquisition of ITC on May 23, 1996, at which time approximately 331,000 shares of Target stock (inclusive of options to purchase such shares) were exchanged for all of the outstanding shares (and options to purchase shares) of ITC stock.

ITC is a developer and manufacturer of vascular occlusion devices used in neurovascular embolization. These devices include detachable silicone balloons and CONTOUR(TM) embolization particulates designed for selective placement through an angiographic catheter. As part of Target, ITC will focus on the neuroradiology market and the combined company plans to offer physicians an increased range of minimally invasive treatment options for vascular diseases of the brain.

The acquisition of ITC was accounted for as a purchase. In accordance with generally accepted accounting principles, the Company has allocated $14 million of the purchase price to in-process R & D. This amount has been recorded as a charge to operations for the quarter ending June 30, 1996.

The following table sets forth certain selected statement of operation information of the Company as a percentage of product sales for the periods indicated.

                                                             Three months ended
                                                                   June 30,
                                                             ------------------
                                                             1996         1995
                                                             ----         ----
Product sales                                                100%         100%

Cost of sales                                                 30           31
Research and development                                      23           20
Acquired in-process research and development expense          63          ---
Selling, general and administrative                           27           31

Net income/(loss) (1)                                        (49)          15


(1) Includes a $14 million write-off of acquired in-process R & D during the three months ended June 30, 1996. Exclusive of the write-off, net income as a percentage of product sales would have been 15%.

Revenues

Product sales for the three months ended June 30, 1996 (first quarter) were $22.0 million, an increase of $8.1 million, or 59 percent, from $13.9 million for the prior-year period. The increase was primarily attributable to recent product introductions and additional unit sales in each of Target's product lines resulting from an increased number of treatment sites, training of additional physicians and the continued acceptance of the Company's products.

In September 1995, the Company obtained clearance by the FDA to market its Guglielmi Detachable Coil ("GDC") system in the United States. The Company has launched a training program to facilitate the roll out of the product to treatment centers in addition to those involved in the clinical trials. In conjunction with becoming a GDC treatment site, each hospital is required to purchase a minimum stocking order of the product. The Company's revenues include approximately $1.8 million in sales of initial stocking orders of its GDC system in the quarter ended June 30, 1996. As of June 30, 1996, a portion of the revenue attributable to initial stocking orders, totaling $330,000, has been deferred into future periods. Initial stocking order revenue should not be viewed as indicative of future sales, as repeat orders and future revenue streams will be driven largely by the number of procedures performed by physicians which cannot accurately be predicted given the short period during which the GDC system has been commercially available and which will remain subject to numerous factors outside the Company's control. The Company is currently pursuing regulatory clearance in Japan for the GDC system. As previously announced and further discussed below under "Cost of Sales," the Company has instituted a partial recall of certain lots of its GDC products but does not believe that this action will materially affect its results of operations.

The increase in the Company's product sales is also attributable to the continued growth in the European and Japanese markets for Target's products. Export product sales increased to $15.4 million in the first quarter of fiscal 1997 from $10.4 million in fiscal 1996. Export sales as a percentage of product sales were 70 percent in the current year period compared with 75 percent in the prior year period. The reduction in the percent of export sales as a percent of product sales is due primarily to the increased level of domestic GDC sales as a result of the FDA approval of the GDC in September 1995. Target sells products in Japan through a joint venture formed with Century Medical, Inc. ("CMI"). Sales by the Company to CMI accounted for approximately 33 and 40 percent of the Company's product sales in the first quarter of fiscal 1997 and 1996, respectively. In April 1995, Target implemented a price increase of approximately seven percent to its distributor in Japan. No other significant price increases were effected during the balance of fiscal 1996 or the first quarter of fiscal 1997. The Company's July 1995 investment in a 51 percent-owned joint venture in France resulted in increased revenues due to sales to end-users in France at prices higher than those of sales to the former distributors, reflecting the markup previously realized only by the distributors.

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

Cost of Sales

Cost of sales as a percentage of product sales was 30 percent for the three months ended June 30, 1996, compared to 31 percent for the same periods of the prior year. The Company's increased manufacturing efficiency, primarily due to increased production volume, contributed to the reduced gross margins, and, to a lesser degree, its July 1995 investment in a 51 percent-owned joint venture in France also contributed favorably to cost of sales as a percentage of product sales for the first quarter of fiscal 1997 compared to the prior year. These decreases were partially offset by the impact of reduced margins on ITC products. The reduced margins on ITC products are due to the application of APB 16 whereby inventory acquired from ITC is recorded in the Company's books of account at market value less estimated costs to sell the product. The Company anticipates that cost of sales will be adversely affected for the next two to three quarters as the bulk of the ITC inventory is consumed.

Generally, there can be no assurance that cost of sales as a percentage of product sales will remain at current levels or show improvement in future periods over current or prior periods due to the distribution by Target of certain products at lower gross margins, fluctuation in manufacturing production levels due to product mix, potential increases in certain costs associated with the use of third-party technology, contractual arrangements for minimum purchase levels and potential pressure on product prices as a result of competition. Although no significant supply issues have arisen in the past, there can be no assurance that current or future suppliers of the Company's raw materials will be able to continue to meet the quality and quantity demands of the Company at current suppliers' prices.

On July 30, 1996, the Company announced that it had initiated a partial recall of certain lots of the GDC products due to a potential problem related to difficulty in the fluoroscopic visualization of the marker on the delivery wires of these lots of GDC devices. The partial recall is expected to be completed during the quarter ended September 30, 1996. The Company anticipates that the partial recall will compress margin slightly and have an immaterial impact on the net income in the quarter ended September 30, 1996. The Company is currently identifying and recovering any non-conforming products in finished goods inventory as well as in hospitals in the U.S. and abroad. The Company will replace the non-conforming products as rapidly as possible. Although the Company does not anticipate a recurrence of such a partial recall, no assurance can be given that similar incidents will not occur in the future with respect to the GDC system or other Target products.

Research and Development Expense

R&D increased 81 percent to $5.1 million in the first quarter of fiscal 1997 compared to $2.8 million in the same period of the prior year. Target attributes the increased amounts expended for R&D primarily to increased personnel and personnel-related costs, the expenses incurred in collecting clinical data and preparing regulatory filings for new products and increased headcount associated with expansion of its research activities and operation of the pilot manufacturing line. The pilot manufacturing line was developed to aid in the transition between the new product development and manufacturing stages of production. As a percentage of product sales, R&D expense was 23 percent and 20 percent for the three months ended June 30, 1996 and 1995, respectively. The increase in R&D as a percentage of sales is primarily attributable to increases in the levels of R&D expenditures, primarily personnel and personnel related costs at a rate that exceeds the rate of increase in revenues.

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

Acquired In-Process Research and Development Expense

The charge for acquired in-process R&D of $14 million in the three months ended on June 30, 1996, was a non-recurring charge related to the acquisition of ITC. The value attributed to the in-process R&D was determined by an independent appraisal.

Selling, General and Administrative Expense

Selling, general and administrative ("SG&A") expense for the quarter ended June 30, 1996 increased to $6.0 million from $4.4 million for the quarter ended June 30, 1995. The increase in fiscal 1997 was primarily due to costs associated with the product launch of the GDC system including physician training and education programs, investments in worldwide marketing, sales and training efforts to support current and anticipated product introductions in addition to the GDC system, costs incurred to further the Company's expansion of overseas operations and the improvement of internal information systems. The first quarter of fiscal 1997 also reflects an increase in expenses associated with a legal action filed by Target to protect certain of its proprietary assets. Other increases are attributable to additional staffing, including sales and management personnel, to expand the corporate infrastructure to support the growth in Target's product sales. In addition, the Company incurred increased personnel and personnel related costs resulting from the May 23, 1996, acquisition of ITC. The Company currently anticipates that the dollar amount expended for SG&A will continue to increase, primarily due to expanding international operations, additional expenses associated with the legal action filed described above and planned increases in sales and support staff to introduce, market and support anticipated new products (including the GDC system) for which increased physician training and education, clinical field work and sales support will be required. These expenses may also increase if Target pursues additional operations overseas, the feasibility of which it is currently investigating. As a percentage of product sales, SG&A expense was 27 percent and 31 percent in the first quarter of fiscal 1997 and 1996, respectively. The decrease is primarily attributable to improved economies of scale.

Income/(loss) from Operations

Loss from operations was $(9.2) million for the first quarter of fiscal 1997 compared to income from operations of $3.0 million in the prior-year period. The loss from operations is due to a $14 million write-off of in-process R & D related to the Company's acquisition during the quarter of ITC. Exclusive of this write-off, income from operations increased 56 percent to $4.7 million in the first quarter of fiscal 1997 compared to $3.0 million in the same period of the prior year. The increase is attributable to increased sales, both as a result of additional unit sales (including the GDC system) and the pricing considerations described above, and reduced SG & A as a percentage of sales. These factors were partially offset by the impact of increased R & D expenditures as a percent of sales.

Although Target has experienced revenue growth since its inception and has been profitable on a quarterly basis (exclusive of the non-recurring write-off of in-process R & D due to the acquisition of ITC on May 23, 1996) since the quarter ended December 31, 1990, no assurance can be given that revenue growth or profitability on a quarterly or annual basis will be sustained. The Company's results of operations have varied significantly from quarter to quarter, and revenue growth rates have been inconsistent. Future operating results will depend upon several factors in addition to those discussed above, including the timing and amount of expenses associated with expanding Target's operations both domestically and internationally, increased revenues and expenses in conjunction with Target's direct sales operations in Germany and France, increased costs associated with product launches, the Company's ability to successfully meet new product development plans, success in achieving regulatory clearance for new products in a timely manner, maintaining regulatory clearance, the acceptance of new product introductions both in the United States and internationally, the mix between pilot production of new products and full-scale manufacturing of existing products, the mix between domestic and export sales, the availability of complementary products and the effects this may have particularly on domestic sales, possible changes in ordering patterns of its customers due to changes in the healthcare environment or to potential variations in foreign exchange rates, Target's ability to continue to attract qualified engineers to further the development of future products, potential future partnering arrangements, changes in domestic and foreign health care policies (including third-party reimbursement issues), increased competitive forces, developments in the Company's ongoing intellectual property litigation, increased expenses associated with protecting Target's proprietary assets and the general litigious nature of the medical device industry. Target also believes that seasonal patterns, including a reduction in the number of procedures performed by physicians using the Company's products during summer and holiday periods, may affect its quarterly revenue stream. In addition, Target cannot predict ordering rates by distributors, some of which place infrequent stocking orders while others order at regular intervals. As a result of these and other factors, the Company expects to continue to experience significant fluctuations in its quarterly operating results.

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

Interest and Other Income

Net interest income remained flat at $375,000 for the three months ended June 30, 1996 compared to $376,000 in the prior-year period.

Other income decreased to $275,000 in the first quarter of fiscal 1997 from $315,000 in the same period of the prior year. The decrease is due to an increase in equity losses of $106,000 resulting from investments by Target in its affiliates to further the development of these companies' products and reduced earnings in the Company's Japanese joint venture of $140,000. These decreases were partially offset by a pre-tax gain of $270,000 resulting from the sale of 15,000 shares of Conceptus, Inc. common stock by the Company during the first quarter of 1997. The Company anticipates that other income may decrease during the remainder of the fiscal year due to a reduction of services provided pursuant to the management agreement with the Japanese joint venture and the recognition of further equity losses resulting from the additional investments made by Target in its affiliates for which Target's interest is accounted for on the equity method.

Minority Interest

In June 1995 the Company and its former distributor in France formed a joint venture to market the Company's products in France. Target holds a 51 percent interest in the joint venture. The results of the operations in France, net of the minority interest, are included in the consolidated results of the Company beginning in the second quarter of fiscal 1996. Minority interest before taxes is reflected as a separate component of the Company's Consolidated Statements of Operations for the quarter ended March 31, 1996.

Provision for Income Taxes

For the three months ended June 30, 1996 and 1995, the Company's income tax provision has been calculated based upon the estimated annual effective tax rate of 31 percent (excluding the impact of the acquired in-process research and development charge for which no tax benefit is available) and 30 percent, respectively. The higher effective tax rate for the fiscal 1997 is primarily due to anticipated reductions in the benefit derived from foreign tax credits generated in Japan with respect to the Company's ownership interest in its Japanese joint venture.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1996, the Company had working capital of approximately $67.9 million and its principal sources of liquidity consisted of approximately $41.0 million in cash, cash equivalents and short-term investments and $3.0 million available under a line of credit which expires in October 1996. At June 30, 1996, no amounts were outstanding under this line of credit.

Prior to February 1996, the Company accounted for its greater-than-20 percent ownership interest in Conceptus, Inc. under the equity method. In February 1996, Conceptus completed an initial public offering of common stock which reduced the Company's ownership position to approximately 18 percent. Consequently, the portion of the investment which will be available for sale, subject to certain market trading restrictions, is accounted for in accordance with FASB Statement
115. The unrealized gain of $10.2 million at June 30, 1996 is recorded, net of deferred taxes, as a component of stockholders' equity. The remaining investment is recorded at cost. The estimated fair value of the entire investment as of June 30, 1996 is approximately $16.9 million.

Conceptus' common stock price has been and may continue to be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenues or earnings from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of Conceptus' common stock in any given period. In addition, Conceptus participates in a highly dynamic industry, which often results in significant volatility of the common stock price. Any changes in the Conceptus common stock price could have a significant impact on the value of the Company's investment, resulting in a change to the Company's working capital, deferred tax liabilities, stockholders equity and total assets and liabilities.

Accounts receivable increased to $16.3 million at June 30, 1996 compared to $15.7 million at March 31, 1996. The increase is due primarily to increased sales and the results of consolidating ITC. Inventories increased to $8.8 million at June 30, 1996 from $6.7 million at March 31, 1996. The increase is attributable to increased inventory levels of certain products to support anticipated increases in sales, particularly of the GDC system in the United States, and to the consolidation of ITC inventory and inventory in France. In addition, the increase in GDC inventory levels is partially to support anticipated sales that may result from obtaining regulatory clearance in Japan for the GDC system. If such approval is not obtained, there can be no assurance that such inventory can be fully absorbed through alternative sales channels.

Other assets increased to $10.7 million at June 30, 1996 from $7.5 million at March 31, 1996, primarily due to the intangibles acquired upon the acquisition of ITC, the net effect of equity accounting for the Company's joint venture and affiliate companies and increased investments in proprietary assets.

Property and equipment, net, increased from $11.1 million at March 31, 1996 to $13.2 million at June 30, 1996 due primarily to the investment in machinery and equipment to expand manufacturing lines and research and development laboratories. In addition, the Company continued to substantially upgrade the Company's management information systems "MIS" infrastructure which is expected to improve customer service turnaround times and allow for better materials planning. During the first quarter of fiscal 1997, the Company invested approximately $200,000 on the MIS infrastructure. Target expects to invest a total of approximately $1.0 million on this project in fiscal 1997. There can be no assurance that this project will be completed successfully or in a timely manner, or that the project will not result in disruptions in the Company's operations, and it is unlikely that these improvements will result in materially increased revenues or profits in the near term, if at all. In addition, in March 1996, the Company expanded its facilities in Fremont, California by moving into an additional 36,000 square-foot facility. The Company will utilize this facility for research and development, manufacturing and corporate administrative purposes. Target expects to invest $800,000 on completing the move to the facility in fiscal 1997 of which approximately $200,000 was spent during the quarter ended June 30, 1996. The Company expects to complete this expansion during fiscal 1997.

On May 16, 1996, the Company's Board of Directors authorized a stock repurchase program in which up to 350,000 shares of its common stock may be purchased in the open market from time to time. From the inception of the stock repurchase program through June 30, 1996, the Company has repurchased 198,960 shares of its common stock at an average acquisition price of approximately $44 per share. Subsequent to June 30, 1996, the Company has completed the repurchase of the 350,000 shares of its common stock at an overall average acquisition price of approximately $40. The Company currently plans to keep the repurchased shares as treasury stock and may use this stock in various company stock benefit plans. In addition, in August 1996, the Board of Directors authorized the repurchase of up to 500,000 additional shares of the Company's common stock under the repurchase program.

Target believes that available cash, cash equivalents and short-term investments, as well as funds expected to be generated from operations, will be sufficient to meet the Company's operating expenses and cash requirements for the foreseeable future.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

In November 1994 the Company filed a lawsuit in the United States District Court (the "Court") against SciMed Life System, Inc. ("SciMed"), a subsidiary of Boston Scientific Corporation, and Cordis Endovascular Systems, Inc. ("Cordis"), a subsidiary of Johnson & Johnson, seeking damages and preliminary and permanent injunctive relief against sales of such companies' products believed to be infringing the Tracker patent. The defendants responded, challenging the validity of the Tracker patent, denying infringement, and raising other defenses. Furthermore, Cordis has filed a countersuit against the Company claiming that certain of the Company's products infringe Cordis' patents. In May 1996, the Court granted the Company's motion for a preliminary injunction prohibiting Cordis and SciMed from infringing on the Tracker Patent. Cordis and SciMed requested a stay on the preliminary injunction during an appeal of that decision. The Court of Appeals has temporarily stayed the preliminary injunction pending the outcome of Cordis and SciMed's appeal of the decision. Notwithstanding the grant of the Company's motion for a preliminary injunction, there can be no assurance that the Company will be ultimately successful in this lawsuit.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits required by Item 601 of Regulation S-K

     Exhibit
     Number       Description

     11.1         Calculation of net income/(loss) per share

     21.1         Press Release issued by the Registrant on August 8, 1996

(b)  Reports on Form 8-K

         (i) The Company has filed the following reports on Form 8-K relating to the Company's acquisition of Interventional Therapeutics Corporation:

                  Form 8-K
                  Report Date:  May 23, 1996
                  Filing Date:  June 7, 1996
                  Item 2 - Acquisition or Disposition of Assets
                  Item 7a - Financial Statements of Acquired Business
                  Item 7b - Pro Forma Financial Statements
                  Item 7c - Exhibits

                  Form 8-K/A
                  Report Date:  May 23, 1996
                  Filing Date:  July 25, 1996
                  Item 7a - Financial Statements of Acquired Business
                  Item 7b - Pro Forma Financial Statements
                  Item 7c - Exhibits

         (ii) The Company has also filed the following reports on Form 8-K relating to certain press releases by the Company:

                  Form 8-K
                  Report Date:  July 24, 1996
                  Filing Date:  July 26, 1996
                  Item 5 - Other Events
                  Item 7c - Exhibits

                  Form 8-K
                  Report Date:  July 30, 1996
                  Filing Date:  August 2, 1996
                  Item 5 - Other Events
                  Item 7c - Exhibits

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 TARGET THERAPEUTICS, INC.


Date:   August 12, 1996

                                       /s/ Robert E. McNamara
                                       ------------------------------------
                                      Robert E. McNamara
                                      Vice President, Finance & Administration,
                                      Chief Financial Officer and Assistant
                                      Secretary
                                      (Principal Financial Officer and Duly
                                      Authorized Officer)

                                INDEX TO EXHIBITS


Exhibit                                                       Sequentially
Number                         Description                    numbered page
- ------                         -----------                    -------------

11.1    Calculation of net income/(loss) per share                 19

21.1    Press Release issued by the Registrant on                  20
        August 8, 1996

27.1    Financial Data Schedule
