Form 10-Q
period 1996-09-30
TARGET THERAPEUTICS INC
filed 1996-11-06
CIK 882238

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 1996.

                                       OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 for the transition period from ______ to ______.


                         COMMISSION FILE NUMBER: 0-19801

--------------------------------------------------------------------------------


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


--------------------------------------------------------------------------------


           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:
                         COMMON STOCK, $0.0025 PAR VALUE


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 YES _X_ NO ___


As of October 25, 1996, there were 14,923,740 shares of Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                      INDEX
                              --------------------



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Condensed Consolidated Balance Sheets as of September 30, 1996 and March 31, 1996 ..................     3

Consolidated Statements of Operations for the three and six months ended September 30, 1996
  and 1995..........................................................................................     4

Consolidated Statements of Cash Flows for the three and six months ended September 30, 1996
  and 1995..........................................................................................     5

Notes to Consolidated Financial Statements .........................................................     6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ......     9

PART II. OTHER INFORMATION

Item 1. Legal Proceedings ..........................................................................    16

Item 4. Submission of Matters to a Vote of Security Holders ........................................    16

Item 6. Exhibits and Reports on Form 8-K ...........................................................    17

SIGNATURE ..........................................................................................    18

                            TARGET THERAPEUTICS, INC.
                    ----------------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS; UNAUDITED)




                                                            September 30, March 31,
                                                              1996            1996
                                                           ---------        --------
Current assets:
   Cash, cash equivalents and short-term investments       $  34,583        $ 47,273
   Investment in Conceptus, Inc.                              12,783          20,493
   Accounts receivable                                        18,954          15,676
   Inventories                                                 9,549           6,740
   Deferred tax assets                                         4,214           4,214
   Other current assets                                        1,451           1,235
                                                           ---------        --------
      Total current assets                                    81,534          95,631

Property and equipment, net                                   14,820          11,136

Intangibles and other assets                                  10,525           7,508
                                                           ---------        --------
                                                           $ 106,879        $114,275
                                                           =========        ========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                        $   3,290        $  2,062
   Accrued compensation                                        4,058           3,831
   Taxes payable                                                 949              --
   Other accrued liabilities                                   8,199           6,698
   Deferred tax liabilities                                    7,245          10,311
                                                           ---------        --------
      Total current liabilities                               23,741          22,902

Long-term obligations                                            422             128

Minority interest                                                633             407

Commitments and contingencies

Stockholders' equity:
   Common stock                                                   38              37
   Additional paid-in capital                                 68,133          50,759
   Retained earnings                                          20,311          27,688
   Unrealized gain on available-for-sale securities            7,542          12,265
   Accumulated translation adjustments                           101              89
                                                           ---------        --------
                                                              96,125          90,838
   Treasury stock, at cost (350,000 shares)                  (14,042)             --
                                                           ---------        --------
      Total stockholders' equity                              82,083          90,838
                                                           ---------        --------
                                                           $ 106,879        $114,275
                                                           =========        ========

                             See accompanying notes.

                            TARGET THERAPEUTICS, INC.
                    ----------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS; UNAUDITED)


                                                              Three months ended         Six months ended
                                                                 September 30,             September 30,
                                                             ---------------------     ---------------------
                                                               1996         1995         1996         1995
                                                             --------     --------     --------     --------
Revenue                                                      $ 22,044     $ 15,741     $ 44,093     $ 29,645
                                                             --------     --------     --------     --------
Costs and expenses:
   Cost of sales                                                6,725        5,047       13,342        9,392
   Research and development                                     4,766        2,819        9,895        5,655
   Acquired in-process research and development                    --           --       14,000           --
   Selling, general and administrative                          6,605        4,632       12,562        8,999
                                                             --------     --------     --------     --------
     Total costs and expenses                                  18,096       12,498       49,799       24,046
                                                             --------     --------     --------     --------
Income/(loss) from operations                                   3,948        3,243       (5,706)       5,599
Interest income, net                                              416          494          791          870
Other income                                                      596          196          871          511
Minority interest                                                (110)         (84)        (358)         (84)
                                                             --------     --------     --------     --------
Income/(loss) before income taxes                               4,850        3,849       (4,402)       6,896
Provision for income taxes                                      1,503        1,149        2,975        2,063
                                                             --------     --------     --------     --------
Net income/(loss)                                            $  3,347     $  2,700     $ (7,377)    $  4,833
                                                             ========     ========     ========     ========
Net income/(loss) per share                                  $    .22     $    .18     $   (.50)    $    .32
                                                             ========     ========     ========     ========
Shares used in calculation of net income/(loss) per share      15,520       15,168       14,825       15,030
                                                             ========     ========     ========     ========

                             See accompanying notes.

                            TARGET THERAPEUTICS, INC.
                    ----------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS; UNAUDITED)


                                                        Six months ended September 30,
                                                        ------------------------------
                                                               1996         1995
                                                              -------     -------
Cash flows from operating activities:
   Net income/(loss)                                          $(7,377)    $ 4,833

   Adjustments to reconcile net income/(loss) to net cash
         provided by operations:
      Depreciation and amortization                             2,533       1,386
      Acquired in-process research and development expense     14,000          --
      Gain on sales of Conceptus Inc. stock                    (1,195)         --
      Changes in assets and liabilities:
         Accounts receivable                                   (2,797)     (1,503)
         Inventories                                           (1,899)       (772)
         Other current assets                                    (199)       (845)
         Accounts payable                                         908        (870)
         Accrued compensation                                     227        (360)
         Taxes payable                                            951         713
         Accrued product replacement costs                         --        (113)
         Other accrued liabilities                             (1,318)        622
                                                              -------     -------
      Total adjustments                                        11,211      (1,742)
                                                              -------     -------
   Net cash provided by operating activities                    3,834       3,091
                                                              -------     -------

Cash flows from investing activities:
      Capital expenditures, net                                (5,518)     (2,643)
      Purchase of securities available-for-sale               (23,406)    (15,179)
      Maturities of securities available-for-sale              32,903      17,938
      Net proceeds from sales of Conceptus Inc. stock           1,195          --
      Increase in other assets                                    670        (316)
      Net cash acquired from purchase of Interventional
         Therapeutics Corporation                                  87          --
                                                              -------     -------
   Net cash provided by (used in) investing activities          5.931        (200)
                                                              -------     -------
Cash flows from financing activities:
      Issuance of common stock                                  1,375       1,374
      Borrowings from bank                                         --         625
      Purchase of treasury shares                             (14,042)         --
      Principal payments under capital leases                     (10)        (26)
      Repayment of note payable                                  (202)         --
      Increase in notes receivable from stockholders               --         (32)
                                                              -------     -------
   Net cash provided by (used in) financing activities        (12,879)      1,941
                                                              -------     -------

Net increase(decrease) in cash and cash equivalents            (3,114)      4,832
Cash and cash equivalents, beginning of period                 13,693       6,839
                                                              -------     -------
Cash and cash equivalents, end of period                      $10,579     $11,671
                                                              =======     =======

                             See accompanying notes.

                            TARGET THERAPEUTICS, INC.
                    ----------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.    Basis of Presentation

      In the opinion of management, the accompanying unaudited condensed consolidated balance sheets, consolidated statements of operations and statements of cash flows reflect all adjustments which are of a normal recurring nature considered necessary to present a fair statement of the consolidated financial position at September 30, 1996 and the consolidated statements of operations and cash flows for the interim six-month periods ended September 30, 1996 and 1995.

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

      Results for the interim period ended September 30, 1996 are not necessarily indicative of the results expected for future interim periods or for the full year.

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

2.    Balance Sheet Information

      (In thousands)                                      September 30,     March 31,
                                                              1996             1996
                                                            --------         -------
      Cash, cash equivalents and short-term investments:
         Cash and cash equivalents                          $ 10,579         $13,693
         Short-term investments                               24,004          33,580
                                                            --------         -------
                                                            $ 34,583         $47,273
                                                            ========         =======
      Accounts receivable:
         Trade receivables                                  $ 19,643         $16,760
         Less allowance for doubtful accounts                   (689)         (1,084)
                                                            ---------        --------
                                                            $ 18,954         $15,676
                                                            ========         =======
      Inventories:
         Raw materials                                      $  3,173         $ 1,887
         Work-in-process                                       2,945           1,959
         Finished goods                                        3,431           2,894
                                                            --------         -------
                                                            $  9,549         $ 6,740
                                                            ========         =======
      Property and equipment:
         Machinery and equipment                            $ 11,542         $ 8,303
         Office equipment                                      9,438           7,527
         Leasehold improvements                                2,120           1,644
                                                            --------         -------
                                                              23,100          17,474
         Less accumulated depreciation and amortization       (8,280)         (6,338)
                                                            --------         -------
                                                            $ 14,820         $11,136
                                                            ========         =======
      Other assets:
         Cost in excess of net assets acquired, net         $  2,659         $ 1,610
         Patents and trademarks, net                           3,964           2,979
         Intangibles acquired upon purchase of ITC, net        2,696             ---
         Investments in entities accounted for on the
         equity method                                           582           2,315
         Other                                                   624             604
                                                            --------         -------
                                                            $ 10,525         $ 7,508
                                                            ========         =======

3.    Supplemental Cash Flow Information

                                                                   Six months ended
      (In thousands)                                                 September 30,
                                                                   -----------------
                                                                     1996      1995
                                                                   -------    ------
      Supplemental disclosure of cash flow information:
         Cash paid during the period for income taxes              $ 2,775    $1,660
         Cash paid during the period for interest                       26         4
      Other non-cash activity
         Common stock issued in connection with ITC acquisition     16,000        --

4.    Net income/(loss) per share and stock split

      Net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding. Net loss per share is computed using the weighted average number of common shares outstanding. Common share equivalents are not used in the calculation of the per share loss since they are antidilutive. On November 8, 1995, the Company's Board of Directors authorized a two-for-one stock split effected in the form of a stock dividend on December 18, 1995. All presentations of shares outstanding, options and amounts per share for prior periods have been restated to reflect the stock split.

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

      ITC is a developer and manufacturer of vascular occlusion devices used in neurovascular and peripheral embolization. These devices include detachable and non-detachable silicone balloons and CONTOUR(TM) embolization particulates designed for selective placement through an angiographic catheter. As part of Target, ITC will focus on the radiology market and the combined company plans to offer physicians an increased range of minimally invasive treatment options for vascular diseases.

      The acquisition of ITC, which was accounted for as a purchase, has been recorded based upon available information and upon certain assumptions that Target believes were reasonable under the circumstances. Estimated acquisition costs include approximately $1.4 million of investment banking, legal and accounting costs and approximately $1.5 million of exit costs primarily associated with termination of distributor and international lease arrangements. The purchase price allocated to the acquired assets and liabilities based on their relative fair values. These allocations were based on valuations and other studies as of their date of acquisition.

                                                                   (In thousands)

         Purchase price                                                $16,000
         Estimated acquisition expenses                                  2,920
                                                                       -------
            Total estimated acquisition cost                           $18,920
                                                                       =======

         Historic net book value at May 23, 1996                       $   474
         Write-up of inventories                                           367
         Write-off of plant and equipment                                  (76)
         Goodwill                                                        1,315
         In-process research and development                            14,000
         Developed technology                                            2,000
         Non-compete agreement                                             600
         Assembled workforce                                               200
         Trademark/tradename                                                40
                                                                       -------
            Total allocated purchase price                             $18,920
                                                                       =======

      In accordance with generally accepted accounting principles, the Company has allocated $14 million of the purchase price to in-process research and development (in-process R&D). This amount was recorded as a charge to operations for the quarter ending June 30, 1996.

      The Company's results of operations for the six months ended September 30, 1996, include the results of ITC from May 23, 1996 through September 30, 1996. The unaudited pro forma results of operations of the Company for the three months ended September 30, 1995 and six months ended September 30, 1996 and 1995, respectively, assuming the acquisition of ITC occurred on April 1, 1995, on the basis described below with all material intercompany transactions eliminated, are as follows:

                                              Three months ended    Six months ended
                                                 September 30,        September 30,
                                              ------------------  ---------------------
                                                      1995          1996          1995
                                                    -------       -------       -------
      (In thousands, except income per share)

      Total Revenues                                $16,401       $44,535       $30,936
      Net income                                      2,769         6,564         4,972
      Net income per share                             0.18          0.42          0.32

      The unaudited pro forma net income and per share amounts above do not include the charge for in-process R&D of $14 million arising from the acquisition of ITC. The pro forma results reflect amortization of acquired goodwill and other intangible assets, which are being amortized over their estimated useful lives of five to ten years.

      The unaudited pro forma information is not necessarily indicative of the actual results of operations had the transaction occurred at the beginning of the periods indicated, nor should it be used to project the Company's results of operations for any future dates or periods.


6.    Stock Repurchase Program

      On May 16, 1996, the Company's Board of Directors authorized a stock repurchase program in which up to 350,000 shares of its common stock may be purchased in the open market from time to time. During the three months ended September 30, 1996, the Company completed the repurchase of the 350,000 shares of its common stock at an overall average acquisition price of approximately $40. The Company currently plans to keep the repurchased shares as treasury stock and may use this stock in various Company stock benefit plans. In addition, in August 1996, the Board of Directors authorized the repurchase of up to 500,000 additional shares of the Company's common stock under the repurchase program. Through September 30, 1996, none of the 500,000 shares have been repurchased.


7.    Income Taxes

      For the three and six months ended September 30, 1996 and 1995, the Company's income tax provision has been calculated based upon the estimated annual effective tax rate of 31 percent (excluding the impact of the acquired in-process research and development charge for which no tax benefit is available) and 30 percent, respectively. The higher effective tax rate for the fiscal 1997 is primarily due to anticipated reductions in the benefit derived from foreign tax credits generated in Japan with respect to the Company's ownership interest in its Japanese joint venture.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited financial statements and notes thereto included in Part 1-Item 1 of this Quarterly Report. In addition, except for the historical statements contained therein, the following discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The Company wishes to alert readers that the factors set forth in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996, under the heading "Factors That May Affect Future Results Of Operations", as well as those factors set forth in the Company's Form 10-Q for the quarter ended June 30, 1996, and in the discussion below and other factors, could in the future affect, and in the past have affected, the Company's actual results and could cause the Company's results for future periods to differ materially from those expressed in any forward-looking statements by or on behalf of the Company.


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

ITC is a developer and manufacturer of vascular occlusion devices used in neurovascular and vascular embolization. These devices include detachable and non-detachable silicone balloons and CONTOUR(TM) embolization particulates designed for selective placement through an angiographic catheter. As part of Target, ITC will focus on the radiology market and the combined company plans to offer physicians an increased range of minimally invasive treatment options for vascular diseases.

The acquisition of ITC was accounted for as a purchase. In accordance with generally accepted accounting principles, the Company allocated $14 million of the purchase price to in-process R&D. This amount was recorded as a charge to operations for the quarter ending June 30, 1996.

The following table sets forth certain selected statement of operation information of the Company as a percentage of product sales for the periods indicated.

                                                         Three months ended       Six months ended
                                                            September 30,          September 30,
                                                         ------------------       ----------------
                                                           1996       1995        1996        1995
                                                           ----       ----        ----        ----
Product sales                                              100%       100%        100%        100%

Cost of sales                                               31         32          30          32
Research and development                                    22         18          22          19
Acquired in-process research and development expense        --         --          32          --
Selling, general and administrative                         30         29          28          30

Net income/(loss (1)                                        15         17         (17)         16

(1) Includes a $14 million write-off of acquired in-process R&D during the six months ended September 30, 1996. Exclusive of the write-off, net income as a percentage of product sales would have been 15%.


Revenues

Product sales for the three months ended September 30, 1996 (second quarter) were $22.0 million, an increase of $6.3 million, or 40 percent, from $15.7 million for the prior-year period. For the six-month period ended September 30, 1996, product sales were $44.1 million, a 49 percent increase from $29.6 million for the same period of the prior year. The increases were primarily attributable to recent product introductions and additional unit sales in each of Target's product lines resulting from an increased number of treatment sites, training of additional physicians and the continued acceptance of the Company's products.

In September 1995, the Company obtained clearance by the FDA to market its Guglielmi Detachable Coil ("GDC") system in the United States. The Company has launched a training program to facilitate the roll out of the product to treatment centers in addition to those involved in the clinical trials. In conjunction with becoming a GDC treatment site, each hospital is required to purchase a minimum stocking order of the product. The Company's revenues include approximately $1.0 million and $2.8 million in sales of initial stocking orders of its GDC system in the three and six months ended September 30, 1996, respectively. As of September 30, 1996, a portion of the revenue attributable to initial stocking orders, totaling $220,000, has been deferred into future periods. Initial stocking order revenue should not be viewed as indicative of future sales, as repeat orders and future revenue streams will be driven largely by the number of procedures performed by physicians which cannot accurately be predicted given the short period during which the GDC system has been commercially available and which will remain subject to numerous factors outside the Company's control. During the second quarter, the Company received clearance from the Ministry of Health and Welfare in Japan to market the first generation of GDC. The Company has submitted an amended application for clearance to market the most up-to-date version of GDC, which is now in its third generation. The Company anticipates marketing the product upon receipt of such approval. There can be no assurance that the clearance will be obtained or that the marketing will be successful. As previously announced and further discussed below under "Cost of Sales," the Company instituted a partial recall of certain lots of its GDC products during the second quarter, which did not materially affect its results of operations.

The increase in the Company's product sales is also attributable to the continued growth in the European and Japanese markets for Target's products. Export product sales increased to $15.5 million in the second quarter of fiscal 1997 from $11.8 million in the same period of fiscal 1996. Export sales for the six-month period ended September 30, 1996 were $30.9 million compared to $22.2 million in the prior-year period. Export sales as a percentage of product sales were 70 percent in both current year periods compared with 75 percent in each of the prior year periods. The reduction in the percent of export sales as a percent of total product sales is due primarily to the increased level of domestic GDC sales as a result of the FDA approval of the GDC in September 1995. Target sells products in Japan through a joint venture formed with Century Medical, Inc. ("CMI"). Sales by the Company to CMI accounted for approximately 34 and 40 percent of the Company's product sales in the three and six months ended September 30, 1996 and 1995, respectively. The decreases are due primarily to the increased level of domestic GDC sales as a percent of sales. In April 1995, Target implemented a price increase of approximately seven percent to its distributor in Japan. No other significant price increases were effected during the balance of fiscal 1996 or fiscal 1997 to date. Revenues for the three and six months ended September, 1996 include revenues of ITC products from May 23, 1996, the date of acquisition of ITC.

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

Cost of Sales

Cost of sales as a percentage of product sales was 31 percent for the three months ended September 30, 1996, compared to 32 percent for the same period of the prior year. For the six-month periods ended September 30, 1996 and 1995, cost of sales as a percentage of product sales were 30 and 32 percent, respectively. The Company's increased manufacturing efficiency, primarily due to increased production volume, contributed to these reductions. These decreases were partially offset by the impact of reduced margins on ITC products. The reduced margins on ITC products are due to the application of APB 16 whereby inventory acquired from ITC is recorded in the Company's books of account at market value less estimated costs to sell the product. The Company anticipates that cost of sales will be adversely affected for the next two to three quarters as the bulk of the ITC inventory is consumed.

Cost of sales as a percentage of product sales was also unfavorably impacted by a recall of certain lots of the GDC products initiated on July 30, 1996, due to a problem related to difficulty in the fluoroscopic visualization of the marker on the delivery wires of these lots of GDC devices. The partial recall was completed during the quarter ended September 30, 1996 at a cost of approximately $200,000. Although the Company does not anticipate a recurrence of such a partial recall, no assurance can be given that similar incidents will not occur in the future with respect to the GDC system or other Target products.

Generally, there can be no assurance that cost of sales as a percentage of product sales will remain at current levels or show improvement in future periods over current or prior periods due to the distribution by Target of certain products at lower gross margins, fluctuation in manufacturing production levels due to product mix, potential increases in certain costs associated with the use of third-party technology, contractual arrangements for minimum purchase levels and potential pressure on product prices as a result of competition or governmental regulation. Although no significant supply issues have arisen in the past, there can be no assurance that current or future suppliers of the Company's raw materials will be able to continue to meet the quality and quantity demands of the Company at current suppliers' prices.


Research and Development Expense

Research and development ("R&D") expense, which includes expenditures for regulatory compliance and quality assurance, increased 69 percent to $4.8 million in the second quarter of fiscal 1997 compared to $2.8 million in the same period of the prior year. Spending for the first six months of fiscal 1997 was $9.9 million compared to $5.7 million in the prior year, representing a 75 percent increase. Target attributes the increased amounts expended for R&D primarily to the expenses incurred in collecting clinical data and preparing regulatory filings for new products and increased headcount associated expenses with the expansion of its research activities and operation of the pilot manufacturing line. The pilot manufacturing line was developed to aid in the transition between the new product development and manufacturing stages of production. As a percentage of product sales, R&D expense was 22 percent and 18 percent and 22 percent and 19 percent for the three and six months ended September 30, 1996 and 1995, respectively. The increases in R&D as a percentage of sales is primarily attributable to increases in the levels of R&D expenditures, primarily personnel and personnel related costs, at a rate that exceeds the rate of increase in revenues.

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


Acquired In-Process Research and Development Expense

The charge for acquired in-process R&D of $14 million in the six months ended on September 30, 1996, was a non-recurring charge related to the acquisition of ITC. The value attributed to the in-process R&D was determined by an independent appraisal.

Selling, General and Administrative Expense

Selling, general and administrative ("SG&A") expense for the quarter ended September 30, 1996 increased to $6.6 million from $4.6 million for the quarter ended September 30, 1995. SG&A expense for the six-month periods ended September 30, 1996 and 1995 was $12.6 million and $9.0 million, respectively. The increases in fiscal 1997 were primarily due to costs associated with the product launch of the GDC system including physician training and education programs, investments in worldwide marketing, sales and training efforts to support current and anticipated product introductions in addition to the GDC system, costs incurred to further the Company's expansion of overseas operations and the improvement of internal information systems. The three months ended September 30, 1996 and six months ended September 30, 1996 also reflect increased expenses associated with a legal action filed by Target to protect certain of its proprietary assets compared to prior years. Other increases are attributable to additional staffing, including sales and management personnel, to expand the corporate infrastructure to support the growth in Target's product sales. In addition, the Company incurred increased personnel and personnel related costs resulting from the May 23, 1996, acquisition of ITC. The Company currently anticipates that the dollar amount expended for SG&A will continue to increase, primarily due to expanding international operations, additional expenses associated with the legal action filed described above and planned increases in sales and support staff to introduce, market and support anticipated new products (including the GDC system in Japan) for which increased physician training and education, clinical field work and sales support will be required. These expenses may also increase if Target pursues additional operations overseas, the feasibility of which it is currently investigating. As a percentage of product sales, SG&A expense was 30 percent and 29 percent in the second quarters of fiscal 1997 and 1996, respectively. The increase is due primarily to increased legal costs associated with a legal action filed by Target to protect certain of its proprietary assets. As a percentage of product sales SG&A expense was 29 percent and 28 percent for the six months ended September 30, 1996 and 1995, respectively. The decrease is primarily attributable to improved economies of scale, as partially offset by the increased legal costs discussed above.


Income/(loss) from Operations

Income from operations was $3.9 million for the second quarter of fiscal 1997 compared to income from operations of $3.2 million in the prior-year period, a 22 percent increase. The loss from operations for the six months ended September 30, 1996 was $(5.7) million compared to income from operations of $5.6 million in the prior year period. The loss from operations is due to a $14 million write-off of in-process R&D related to the Company's acquisition of ITC. Exclusive of this write-off, income from operations increased 48 percent to $8.3 million in the six months ended September 30, 1996 compared to $5.6 million in the same period of the prior year. The increase is attributable to increased sales, as a result of both additional unit sales (including the GDC system and ITC products) and the pricing considerations described above. These factors were partially offset by the impact of increased R&D expenditures as a percent of sales.

Although Target has experienced revenue growth since its inception and has been profitable on a quarterly basis (exclusive of the non-recurring write-off of in-process R&D due to the acquisition of ITC on May 23, 1996) since the quarter ended December 31, 1990, no assurance can be given that revenue growth or profitability on a quarterly or annual basis will be sustained. The Company's results of operations have varied significantly from quarter to quarter, and revenue growth rates have been inconsistent. Future operating results will depend upon several factors in addition to those discussed above, including the timing and amount of expenses associated with expanding Target's operations both domestically and internationally, increased revenues and expenses in conjunction with Target's direct sales operations in Germany and France, increased costs associated with product launches, the Company's ability to successfully meet new product development plans, success in achieving regulatory clearance for new products in a timely manner, maintaining regulatory clearance, the acceptance of new product introductions both in the United States and internationally, the mix between pilot production of new products and full-scale manufacturing of existing products, the mix between domestic and export sales, the availability of complementary products and the effects this may have particularly on domestic sales, possible changes in ordering patterns of its customers due to changes in the healthcare environment or to potential variations in foreign exchange rates, Target's ability to continue to attract qualified engineers to further the development of future products, potential future partnering arrangements, changes in domestic and foreign health care policies (including third-party reimbursement issues), increased competitive forces, developments in the Company's ongoing intellectual property litigation, increased expenses associated with protecting Target's proprietary assets and the general litigious nature of the medical device industry. Target also believes that seasonal patterns, including a reduction in the number of procedures performed by physicians using the Company's products during summer and holiday periods, may affect its quarterly revenue stream. In addition, Target cannot predict ordering rates by distributors, some of which place infrequent stocking orders while others order at regular intervals. As a result of these and other factors, the Company expects to continue to experience significant fluctuations in its quarterly operating results.

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


Interest and Other Income

Net interest income decreased to $416,000 for the three months ended September 30, 1996 compared to $494,000 in the prior-year period. Net interest income was $791,000 and $870,000 in the six-month periods ended September 30, 1996 and 1995, respectively. These decreases are primarily attributable to decreased amounts of funds available for investment during the second quarter due to the treasury stock repurchase program discussed below.

Other income increased to $596,000 in the second quarter of fiscal 1997 from $196,000 in the same period of the prior year. Other income for the first half fiscal 1997 was $871,000 compared to $511,000 in the prior-year period. These increases are primarily due to pre-tax gains of $925,000 and $1,195,000 resulting from the sale of 100,000 and 115,000 shares of Conceptus, Inc. common stock by the Company during the three and six months ended September 30, 1996, respectively. In addition, the increase is due to a reduction in equity losses of $70,000 and $80,000 resulting from investments by Target in its affiliates to further the development of these companies' products during the three and six months ended September 30, 1996, respectively. These increases were partially offset by reduced earnings in the Company's Japanese joint venture of approximately $580,000 and $715,000 for the three and six month periods ended September 30, 1996. The decreases are primarily due to reduced margins on products sold. The reduced margins are primarily the result of increased costs of product sold, which are sourced in the United States of America, and as a result of the weakening of the yen against the dollar compared to prior year periods. In addition, the joint venture experienced reduced selling prices on certain products in fiscal 1997 compared to fiscal 1996 as a result of price ceilings being imposed by the Japanese government during the fourth quarter of fiscal 1996. There can be no assurance that the yen will not weaken further against the dollar or that further price ceilings will not be imposed by the Japanese government. The Company anticipates that other income may decrease during the remainder of the fiscal year due to a reduction of earnings in the Japanese joint venture and the recognition of further equity losses resulting from the investments made by Target in its affiliates for which Target's interest is accounted for on the equity method.


Minority Interest

In June 1995 the Company and its former distributor in France formed a joint venture to market the Company's products in France. Target holds a 51 percent interest in the joint venture. The results of the operations in France, net of the minority interest, are included in the consolidated results of the Company beginning in the second quarter of fiscal 1996. Minority interest before taxes is reflected as a separate component of the Company's Consolidated Statements of Operations for the quarter and six months ended September 30, 1996.


Provision for Income Taxes

For the three and six months ended September 30, 1996 and 1995, the Company's income tax provision has been calculated based upon the estimated annual effective tax rate of 31 percent (excluding the impact of the acquired in-process research and development charge for which no tax benefit is available) and 30 percent, respectively. The higher effective tax rate for the fiscal 1997 is primarily due to anticipated reductions in the benefit derived from foreign tax credits generated in Japan with respect to the Company's ownership interest in its Japanese joint venture.


LIQUIDITY AND CAPITAL RESOURCES


At September 30, 1996, the Company had working capital of approximately $57.8 million and its principal sources of liquidity consisted of approximately $34.6 million in cash, cash equivalents and short-term investments and $3.0 million available under a line of credit which expires in October 1998. At September 30, 1996, no amounts were outstanding under this line of credit.

Prior to February 1996, the Company accounted for its greater-than-20 percent ownership interest in Conceptus, Inc. under the equity method. In February 1996, Conceptus completed an initial public offering of common stock which reduced the Company's ownership position to approximately 18 percent. Consequently, the portion of the investment which will be available for sale, subject to certain market trading restrictions, is accounted for in accordance with FASB Statement 115. The unrealized gain of $7.6 million at September 30, 1996 is recorded, net of deferred taxes, as a component of stockholders' equity. The remaining investment is recorded at cost. The estimated fair value of the entire investment as of September 30, 1996 is approximately $12.8 million. Conceptus' common stock price has been and may continue to be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenues or earnings from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of Conceptus' common stock in any given period. In addition, Conceptus participates in a highly dynamic industry, which often results in significant volatility of the common stock price. Any changes in the Conceptus common stock price could have a significant impact on the value of the Company's investment, resulting in a change to the Company's working capital, deferred tax liabilities, stockholders equity and total assets and liabilities.

Accounts receivable increased to $19.0 million at September 30, 1996 compared to $15.7 million at March 31, 1996. The increase is due primarily to a greater proportion of sales occurring in the latter part of the second quarter of fiscal 1997 as compared to the quarter ended March 31, 1996, and due to consolidating the accounts receivable of ITC at September 30, 1996. Inventories increased to $9.5 million at September 30, 1996 from $6.7 million at March 31, 1996. The increase is attributable to increased inventory levels of certain products to support anticipated increases in sales, particularly of the GDC system in the United States, and to the consolidation of inventory held by ITC. In addition, GDC inventory levels increased partially to support anticipated sales that may result from obtaining regulatory clearance in Japan for the GDC system. If such approval is not obtained, there can be no assurance that such inventory can be fully absorbed through alternative sales channels.

Other assets increased to $10.5 million at September 30, 1996 from $7.5 million at March 31, 1996, primarily due to the intangibles acquired upon the acquisition of ITC, the net effect of equity accounting for the Company's Japanese joint venture and affiliate companies and increased investments in proprietary assets.

Property and equipment, net, increased from $11.1 million at March 31, 1996 to $14.8 million at September 30, 1996 due primarily to the investment in machinery and equipment to expand manufacturing lines and research and development laboratories. In addition, the Company continues to upgrade the Company's management information systems "MIS" infrastructure which is expected to improve customer service turnaround times, and allow for better materials planning and improved management information. There can be no assurance that these upgrades will be completed successfully or in a timely manner, or that the upgrades will not result in disruptions in the Company's operations, and it is unlikely that these improvements will result in materially increased revenues or profits in the near term, if at all. In addition, in March 1996, the Company expanded its facilities in Fremont, California by moving into an additional 36,000 square-foot facility. The Company is utilizing this facility for research and development, manufacturing and corporate administrative purposes.

On May 16, 1996, the Company's Board of Directors authorized a stock repurchase program in which up to 350,000 shares of its common stock may be purchased in the open market from time to time. During the three months ended September 30, 1996, the Company completed the repurchase of the 350,000 shares of its common stock at an overall average acquisition price of approximately $40. The Company currently plans to keep the repurchased shares as treasury stock and may use this stock in various Company stock benefit plans. In addition, in August 1996, the Board of Directors authorized the repurchase of up to 500,000 additional shares of the Company's common stock under the repurchase program. Through September 30, 1996, none of the 500,000 shares have been repurchased.

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

Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of the Company held September 4, 1996, six motions were approved:

1) The following persons were elected directors of the Company: Gary R. Bang, William G. Davis, Kathleen G. Murray, M.S.N., Howard D. Palefsky, Richard
      D. Randall, Charles M. Strother, M.D. and John C. Villforth. The number of votes cast for and withheld from each director are as follows (in thousands):

                                          Total Vote For     Total Vote Withheld
                                           Each Director      From Each Director
                                          --------------     -------------------
Election of Directors:
      Gary R. Bang                             13,101                 22
      William G. Davis                         13,116                  7
      Kathleen G. Murray, M.S.N.               13,116                  7
      Howard D. Palefsky                       13,116                  8
      Richard D. Randall                       13,115                  9
      Charles M. Strother, M.D.                13,116                  8
      John C. Villforth                        13,116                  8

2) The 1988 Stock Option Plan was amended to increase the number of shares of Common Stock reserved for issuance thereunder by 1,500,000 shares. The votes on this proposal were cast as follows (in thousands):

                                                           Broker
       For             Against         Abstain            Non-Vote
      -----            -------         -------            --------
      7,510             4,057             12                1,545

3) The 1991 Director Option Plan was amended to make certain changes to the formulas pursuant to which options are granted thereunder and to the provisions regarding adjustments necessitated by changes in the Company's capital structure. The votes on this proposal were cast as follows (in thousands):

                                                                Broker
       For                  Against          Abstain           Non-Vote
      ------                -------          -------           --------
      12,082                  596               17                428

4) The 1991 Employee Stock Purchase Plan was amended to increase the number of shares of Common Stock reserved for issuance thereunder by 100,000 shares and to make certain other changes to participation standards and offering periods. The votes on this proposal were cast as follows (in thousands):


                                                             Broker
       For                  Against          Abstain        Non-Vote
      ------                -------          -------        --------
      11,401                  168               10            1,545


5) The Certificate of Incorporation was amended to increase the number of authorized shares of Common Stock from 25,000,000 to 120,000,000. The votes on this proposal were cast as follows (in thousands):

                                                          Broker
       For             Against         Abstain           Non-Vote
      -----            -------         -------           --------
      8,752             4,299             13                58


6) The stockholders ratified the selection of Ernst & Young LLP as independent auditors of the Company for the current fiscal year. The votes on this proposal were cast as follows (in thousands):

        For                Against           Abstain
      ------               -------           -------
      13,102                  17                5


Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits required by Item 601 of Regulation S-K

  Exhibit
  Number                                Description
  -------   --------------------------------------------------------------------
    3.3     Certificate of Amendment of Restated Certificate of Incorporation
            filed October 15, 1996.

   10.2     1988 Stock Option Plan, as amended.

   10.3     1991 Director Option Plan, as amended.

   10.4     1991 Employee Stock Purchase Plan, as amended.

   11.1     Calculation of net income/(loss) per share

   27.1     Financial Data Schedule

(b)   Reports on Form 8-K

   None

                                    SIGNATURE
                              --------------------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            TARGET THERAPEUTICS, INC.

Date: November 6, 1996

                       /s/ Robert E. McNamara
                       -----------------------------------------
                       Robert E. McNamara
                       Vice President, Finance & Administration, Chief
                       Financial Officer and Assistant Secretary
                       (Principal Financial Officer and Duly Authorized Officer)

                              INDEX TO EXHIBITS
                             --------------------


Exhibit
Number                        Description
-------  ---------------------------------------------------
 3.3     Certificate of Amendment of Restated Certificate of
         Incorporation filed October 15, 1996

10.2     1988 Stock Option Plan, as amended.

10.3     1991 Director Option Plan as amended.

10.4     1991 Employee Stock Purchase Plan, as amended.

11.1     Calculation of net income/(loss) per share

27.1     Financial Data Schedule