Form 10-Q
period 1996-12-31
TARGET THERAPEUTICS INC
filed 1997-02-10
CIK 882238

===============================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington,  D.C.    20549

                                   FORM 10-Q

(Mark One)
    ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED DECEMBER 31, 1996.

                                       OR

    (   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934 for the transition period from ______ to _______.


                       COMMISSION FILE NUMBER:   0-19801

_______________________________________________________________________________


                           TARGET THERAPEUTICS, INC.
             (Exact name of registrant as specified in its charter)



        DELAWARE                                       95-3962471
(State of incorporation)                  (I.R.S. Employer Identification No.)


              47201 LAKEVIEW BOULEVARD, FREMONT, CALIFORNIA 94538
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (510) 440-7700


_______________________________________________________________________________


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

                             YES   X       NO
                                 -----        -----

As of January 26, 1997, there were 14,948,549 shares of Common Stock outstanding.

===============================================================================

                                      INDEX



PART I.  FINANCIAL INFORMATION
------------------------------


Item 1.  Financial Statements (unaudited)
-----------------------------------------

Condensed Consolidated Balance Sheets as of December 31, 1996 and March 31, 1996 . . . . . . . . . . . . . .  3

Consolidated Statements of Operations for the three and nine months ended  December 31, 1996 and 1995. . . .  4

Consolidated Statements of Cash Flows for the nine months ended December 31, 1996 and 1995 . . . . . . . . .  5

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations . . . . . .   10


PART II.  OTHER INFORMATION
---------------------------


Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17

Item 5.  Other Events. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17

Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18


SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 19
---------

                            TARGET THERAPEUTICS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (IN THOUSANDS; UNAUDITED)




                                                                                    December 31,      March 31,
                                                                                            1996           1996
                                                                                       ---------      ---------
Current assets:
    Cash, cash equivalents and short-term investments                                  $  37,233      $ 47,273
    Investment in Conceptus, Inc.                                                         14,498        20,493
    Accounts receivable                                                                   22,139        15,676
    Inventories                                                                           10,457         6,740
    Deferred tax assets                                                                    4,231         4,214
    Other current assets                                                                   1,810         1,235
                                                                                       ---------      --------
         Total current assets                                                             90,368        95,631

Property and equipment, net                                                               15,116        11,136

Intangibles and other assets                                                              10,265         7,508
                                                                                        --------      --------
                                                                                        $115,749      $114,275
                                                                                        ========      ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
                         ------------------------------------

Current liabilities:
    Accounts payable                                                                   $   2,424      $  2,062
    Accrued compensation                                                                   4,355         3,831
    Taxes payable                                                                          2,250            --
    Other accrued liabilities                                                              8,745         6,698
    Deferred tax liabilities                                                               7,931        10,311
                                                                                       ---------      --------
         Total current liabilities                                                        25,705        22,902

Long-term obligations                                                                        416           128

Minority interest                                                                            519           407

Commitments and contingencies

Stockholders' equity:
    Common stock                                                                              38            37
    Additional paid-in capital                                                            70,276        50,759
    Retained earnings                                                                     24,114        27,688
    Unrealized gain on available-for-sale securities                                       8,693        12,265
    Accumulated translation adjustments                                                       30            89
                                                                                       ---------      --------
                                                                                         103,151        90,838
    Treasury stock, at cost (350,000 shares)                                             (14,042)          ---
                                                                                       ----------     --------
         Total stockholders' equity                                                       89,109        90,838
                                                                                       ---------      --------
                                                                                        $115,749      $114,275
                                                                                        ========      ========


                            See accompanying notes.

                            TARGET THERAPEUTICS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS; UNAUDITED)


                                                               Three months ended            Nine months ended
                                                                     December 31,                 December 31,
                                                       --------------------------    -------------------------
                                                              1996           1995           1996          1995
                                                       -----------    -----------    -----------    ----------
Revenue                                                $    23,932    $    18,980    $    68,025    $   48,625
                                                       -----------    -----------    -----------    ----------

Costs and expenses:
   Cost of sales                                             7,510          5,560         20,852        14,952
   Research and development                                  4,873          3,426         14,768         9,081
   Acquired in-process research and development                ---            ---         14,000           ---
   Selling, general and administrative                       6,479          5,248         19,041        14,247
                                                       -----------    -----------    -----------    ----------
      Total costs and expenses                              18,862         14,234         68,661        38,280
                                                       -----------    -----------    -----------    ----------
Income/(loss) from operations                                5,070          4,746           (636)       10,345
Interest income, net                                           380            453          1,171         1,323
Other income                                                   418            133          1,289           644
Minority interest                                             (356)          (159)          (714)         (243)
                                                       ------------   ------------   ------------   ------------
Income before income taxes                                   5,512          5,173          1,110        12,069
Provision for income taxes                                   1,709          1,552          4,684         3,615
                                                       -----------    -----------    -----------    ----------
Net income/(loss)                                      $     3,803    $     3,621    $    (3,574)   $    8,454
                                                       ===========    ===========    ============   ==========

Net income/(loss) per share                            $       .25    $       .24    $     (.24)    $      .56
                                                       ===========    ===========    ===========    ==========

Shares used in calculation of net income/(loss)
  per share                                                 15,517         15,408         14,828        15,156
                                                       ===========    ===========    ===========    ==========


                            See accompanying notes.

                            TARGET THERAPEUTICS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS; UNAUDITED)


                                                                                 Nine months ended December 31,
                                                                             ----------------------------------
                                                                                      1996                 1995
                                                                             -------------       --------------
Cash flows from operating activities:
    Net income/(loss)                                                        $      (3,574)      $       8,454

    Adjustments to reconcile net income/(loss) to net cash
             provided by operations:
         Depreciation and amortization                                               4,031               2,220
         Acquired in-process research and development expense                       14,000                 ---
         Gain on sales of Conceptus Inc. stock                                      (1,745)                ---

         Changes in assets and liabilities:
             Accounts receivable                                                    (6,016)              (1,302)
             Inventories                                                            (2,815)              (1,032)
             Other current assets                                                     (576)                (898)
             Accounts payable                                                           40                 (166)
             Accrued compensation                                                      523                  259
             Taxes payable                                                           2,239                1,441
             Accrued product replacement costs                                         ---                 (755)
             Other accrued liabilities                                                (888)               1,790
                                                                             --------------       -------------
         Total adjustments                                                           8,793                1,557
                                                                             -------------        -------------
    Net cash provided by operating activities                                        5,219               10,011
                                                                             -------------        -------------

Cash flows from investing activities:
         Capital expenditures, net                                                  (6,981)              (3,998)
         Purchase of securities available-for-sale                                 (29,866)             (27,127)
         Maturities of securities available-for-sale                                39,931               29,821
         Net proceeds from sales of Conceptus Inc. stock                             1,745                  ---
         Change in other assets                                                        596               (1,554)
         Net cash acquired from purchase of Interventional
             Therapeutics Corporation                                                   87                  ---
                                                                             -------------        -------------
    Net cash provided by (used in) investing activities                              5,512               (2,858)
                                                                             -------------        -------------

Cash flows from financing activities:
         Issuance of common stock                                                    3,519                2,759
         Borrowings from bank                                                          ---                  791
         Purchase of treasury shares                                               (14,042)                 ---
         Principal payments under capital leases                                       (21)                 (32)
         Repayment of note payable                                                    (202)                 ---
                                                                             --------------       -------------
    Net cash provided by (used in) financing activities                            (10,746)               3,518
                                                                             --------------       -------------
Net increase(decrease) in cash and cash equivalents                                    (15)              10,671
Cash and cash equivalents, beginning of period                                      13,693                6,839
                                                                             -------------        -------------
Cash and cash equivalents, end of period                                     $      13,678        $      17,510
                                                                             =============        =============


                            See accompanying notes.

                            TARGET THERAPEUTICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.       Basis of Presentation

         In the opinion of management, the accompanying unaudited condensed consolidated balance sheets, consolidated statements of operations and statements of cash flows reflect all adjustments which are of a normal recurring nature considered necessary to present a fair statement of the consolidated financial position at December 31, 1996 and the consolidated statements of operations and cash flows for the interim nine-month periods ended December 31, 1996 and 1995.

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

         Results for the interim period ended December 31, 1996 are not necessarily indicative of the results expected for future interim periods or for the full year.

         Fiscal year. Effective April 1, 1996, the Company changed its fiscal year end from March 31 to a 52/53 week year ending on the Sunday nearest the end of March. Fiscal 1997 year will comprise 52 weeks. For purposes of presentation, the Company has indicated its financial statements as ending on calendar month ends. The impact on the current year of one less day of operations is not anticipated to be material.

2.       Balance Sheet Information

         (In thousands)                                                             December 31,      March 31,
                                                                                            1996           1996
                                                                                     -----------    -----------
         Cash, cash equivalents and short-term investments:
             Cash and cash equivalents                                               $    13,678    $   13,693
             Short-term investments                                                       23,555        33,580
                                                                                     -----------    ----------
                                                                                     $    37,233    $   47,273
                                                                                     ===========    ==========

         Accounts receivable:
             Trade receivables                                                       $    22,752    $   16,760
             Less allowances                                                                (613)       (1,084)
                                                                                     ------------   ----------
                                                                                     $    22,139    $   15,676
                                                                                     ===========    ==========

         Inventories:
             Raw materials                                                           $     3,315    $    1,887
             Work-in-process                                                               2,661         1,959
             Finished goods                                                                4,481         2,894
                                                                                     -----------    ----------
                                                                                     $    10,457    $    6,740
                                                                                     ===========    ==========

         Property and equipment:
             Machinery and equipment                                                 $    12,347    $    8,303
             Office equipment                                                              9,908         7,527
             Leasehold improvements                                                        2,304         1,644
                                                                                     -----------    ----------
                                                                                          24,559        17,474
             Less accumulated depreciation and amortization                               (9,443)       (6,338)
                                                                                     ------------   ----------
                                                                                     $    15,116    $   11,136
                                                                                     ===========    ==========

         Other assets:
             Cost in excess of net assets acquired, net                              $     2,596    $    1,610
             Patents and trademarks, net                                                   4,253         2,979
             Intangibles acquired upon purchase of ITC, net                                2,505           ---
             Investments in entities accounted for on the equity method                      248         2,315
             Other                                                                           663           604
                                                                                     -----------    ----------
                                                                                     $    10,265    $    7,508
                                                                                     ===========    ==========

3.       Supplemental Cash Flow Information

                                                                                             Nine months ended
         (In thousands)                                                                           December 31,
                                                                                     -------------------------
                                                                                            1996          1995
                                                                                     -----------    ----------
         Supplemental disclosure of cash flow information:
             Cash paid during the period for income taxes                            $     3,590    $    2,960
             Cash paid during the period for interest                                         44             5
         Other non-cash activity
             Common stock issued in connection with ITC acquisition                       16,000           ---
             Increase in notes receivable from stockholders                                  ---            31


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

         The acquisition of ITC, which was accounted for as a purchase, has been recorded based upon available information and upon certain assumptions that Target believes were reasonable under the circumstances. Estimated acquisition costs include approximately $1.4 million of investment banking, legal and accounting costs and approximately $1.5 million of exit costs primarily associated with termination of distributor and international lease arrangements. The purchase price was allocated to the acquired assets and liabilities based on their relative fair values. These allocations were based on valuations and other studies as of their date of acquisition.

                                                                                                  (In thousands)
             Purchase price                                                                         $   16,000
             Estimated acquisition expenses                                                              2,920
                                                                                                    ----------
                 Total estimated acquisition cost                                                   $   18,920
                                                                                                    ==========

             Historic net book value at May 23, 1996                                                $      474
             Write-up of inventories                                                                       367
             Write-off of plant and equipment                                                              (76)
             Goodwill                                                                                    1,315
             In-process research and development                                                        14,000
             Developed technology                                                                        2,000
             Non-compete agreement                                                                         600
             Assembled workforce                                                                           200
             Trademark/tradename                                                                            40
                                                                                                    ----------
                 Total allocated purchase price                                                     $   18,920
                                                                                                    ==========

         In accordance with generally accepted accounting principles, the Company has allocated $14 million of the purchase price to in-process research and development (in-process R&D). This amount was recorded as a charge to operations for the quarter ended June 30, 1996.

         The Company's results of operations for the nine months ended December 31, 1996, include the results of ITC from May 23, 1996 through December 31, 1996. The unaudited pro forma results of operations of the Company for the three months ended December 31, 1995 and nine months ended December 31, 1996 and 1995, respectively, assuming the acquisition of ITC occurred on April 1, 1995, on the basis described below with all material intercompany transactions eliminated, are as follows:

                                                               Three months ended            Nine months ended
                                                                     December 31,                 December 31,
                                                       --------------------------    -------------------------
                                                                             1995           1996          1995
                                                                      -----------    -----------    ----------
         (In thousands, except income per share)
         Total Revenues                                               $    19,549    $    68,467    $   50,485
         Net income                                                         3,572         10,367         8,544
         Net income per share                                                 .23            .67           .55

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


6.       Stock Repurchase Program

         On May 16, 1996, the Company's Board of Directors authorized a stock repurchase program in which up to 350,000 shares of its common stock may be purchased in the open market from time to time. During the three months ended September 30, 1996, the Company completed the repurchase of the 350,000 shares of its common stock at an overall average acquisition price of approximately $40. The Company currently plans to keep the repurchased shares as treasury stock and may use this stock in various Company stock benefit plans. In addition, in August 1996, the Board of Directors authorized the repurchase of up to 500,000 additional shares of the Company's common stock under the repurchase program. Through December 31, 1996, none of the 500,000 shares have been repurchased.

7.       Income Taxes

         For the three and nine months ended December 31, 1996 and 1995, the Company's income tax provision has been calculated based upon the estimated annual effective tax rate of 31 percent (excluding the impact of the acquired in-process research and development charge for which no tax benefit is available) and 30 percent, respectively. The higher effective tax rate for the fiscal 1997 is primarily due to anticipated reductions in the benefit derived from foreign tax credits generated in Japan with respect to the Company's ownership interest in its Japanese joint venture. The effective tax rate may be adversely affected as a result of the Company's entering into the Merger Agreement.

8.       Subsequent Event

         On January 20, 1997, Target and Boston Scientific Corporation ("BSC") jointly announced the execution of an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which a wholly owned subsidiary of BSC will be merged with and into the Company (the "Merger"). Pursuant to the Merger Agreement, each outstanding share of common stock of the Company will be exchanged for 1.07 shares of common stock of BSC in a tax-free stock-for-stock exchange. It is anticipated that the combination will be accounted for as a pooling-of-interests. Consummation of the Merger is subject to certain closing conditions, including approval by the stockholders of the Company and regulatory approval. The Merger is expected to close during the second calendar quarter of 1997. Pursuant to the Merger Agreement, the Company has agreed not to renew its distributor agreements with certain of its international distributors, which may have a material adverse affect on the Company's business, results of operations and financial condition in the event the Merger is not consummated. In addition, the Company has agreed to certain restrictions on the conduct of its business during the pendency of the Merger which may have a material adverse effect on the Company's business, results of operations and financial condition in the event the Merger is not consummated. There can be no assurance that the Merger will be consummated, or that any actions taken or not taken in contemplation of the Merger or consummation thereof will not significantly affect the future financial results of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited financial statements and notes thereto included in Part 1-Item 1 of this Quarterly Report. In addition, except for the historical statements contained therein, the following discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The Company wishes to alert readers that the factors set forth in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996, under the heading "Factors That May Affect Future Results Of Operations", as well as those factors set forth in the Company's Form 10-Q for the quarters ended June 30, 1996 and September 30, 1996, and in the discussion below and other factors, could in the future affect, and in the past have affected, the Company's actual results and could cause the Company's results for future periods to differ materially from those expressed in any forward-looking statements by or on behalf of the Company.


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

The acquisition of ITC was accounted for as a purchase. In accordance with generally accepted accounting principles, the Company allocated $14 million of the purchase price to in-process R&D. This amount was recorded as a charge to operations for the quarter ended June 30, 1996.

On January 20, 1997, Target and Boston Scientific Corporation ("BSC") jointly announced the execution of an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which a wholly owned subsidiary of BSC will be merged with and into the Company (the "Merger"). Pursuant to the Merger Agreement, each outstanding share of common stock of the Company will be exchanged for 1.07 shares of common stock of BSC in a tax-free stock-for-stock exchange. It is anticipated that the combination will be accounted for as a pooling-of-interests. Consummation of the Merger is subject to certain closing conditions, including approval by the stockholders of the Company and regulatory approval. The Merger is expected to close during the second calendar period of 1997 Pursuant to the Merger Agreement, the Company has agreed not to renew its distributor agreements with certain of its international distributors, which may have a material adverse affect on the Company's business, results of operations and financial condition in the event the Merger is not consummated. In addition, the Company has agreed to certain restrictions on the conduct of its business during the pendency of the Merger which may have a material adverse effect on the Company's business, results of operations and financial condition in the event the Merger is not consummated. There can be no assurance that the Merger will be consummated, or that any actions taken or not taken in contemplation of the Merger or consummation thereof will not significantly affect the future financial results of the Company.

The following table sets forth certain selected statement of operation information of the Company as a percentage of product sales for the periods indicated.

                                                               Three months ended             Nine months ended
                                                                     December 31,                  December 31,
                                                       --------------------------    --------------------------
                                                              1996           1995           1996           1995
                                                       -----------    -----------    -----------    -----------
Product sales                                                 100%           100%           100%           100%

Cost of sales                                                   31             29             31             31
Research and development                                        20             18             22             19
Acquired in-process research and development expense           ---            ---             21           ---
Selling, general and administrative                             27             28             28             29

Net income/(loss (1)                                            16             19            (5)             17

(1) Includes a $14 million write-off of acquired in-process R&D during the nine months ended December 31, 1996. Exclusive of the write-off, net income as a percentage of product sales would have been 15%.


Revenues

Product sales for the three months ended December 31, 1996 (third quarter) were $23.9 million, an increase of $4.9 million, or 26 percent, from $19.0 million for the prior-year period. For the nine-month period ended December 31, 1996, product sales were $68.0 million, a 40 percent increase from $48.6 million for the same period of the prior year. The increases were primarily attributable to recent product introductions and additional unit sales in each of Target's product lines resulting from an increased number of treatment sites, training of additional physicians and the continued acceptance of the Company's products.

In September 1995, the Company obtained clearance by the FDA to market its Guglielmi Detachable Coil ("GDC") system in the United States. The Company has launched a training program to facilitate the roll out of the product to treatment centers in addition to those involved in the clinical trials. In conjunction with becoming a GDC treatment site, each hospital is required to purchase a minimum stocking order of the product. The Company's revenues include approximately $1.2 million and $4.0 million in the three and nine months ended December 31, 1996, respectively, and $1.4 million and $1.6 million in sales of initial stocking orders of its GDC system in the three and nine months ended December 31, 1995, respectively. As of December 31, 1996, a portion of the revenue attributable to initial stocking orders, totaling $134,000, has been deferred into future periods. Initial stocking order revenue should not be viewed as indicative of future sales, as repeat orders and future revenue streams will be driven largely by the number of procedures performed by physicians which cannot accurately be predicted given the short period during which the GDC system has been commercially available and which will remain subject to numerous factors outside the Company's control. During the second quarter, the Company received clearance from the Ministry of Health and Welfare in Japan to market the first generation of GDC. The Company did not begin marketing upon such approval, and has submitted an amended application for clearance to market the most up-to-date version of GDC, which is now in its third generation. The Company expects to begin marketing the product upon receipt of such approval. There can be no assurance that the clearance will be obtained or that the marketing will be successful. As previously announced and further discussed below under "Cost of Sales," the Company instituted a partial recall of certain lots of its GDC products during the second quarter of fiscal 1997, which has not materially affected its results of operations.

The increase in the Company's product sales is also attributable to the continued growth in the European and Japanese markets for Target's products. Export product sales increased to $16.3 million in the third quarter of fiscal 1997 from $13.0 million in the same period of fiscal 1996. Export sales for the nine-month period ended December 31, 1996 were $47.2 million compared to $35.1 million in the prior-year period. Export sales as a percentage of product sales were 68 percent and 69 percent for the three and nine-month periods ended December 31, 1996, respectively, as compared with 68 percent and 72 percent in each of the prior year periods, respectively. Target sells products in Japan through a joint venture formed with Century Medical, Inc. ("CMI"). Sales by the Company to

CMI accounted for approximately 33 and 34 percent in the three and nine months ended December 31, 1996, respectively, and 34 and 37 percent of the Company's product sales in the three and nine months ended December 31, 1995, respectively. The decreases are due primarily to the increased level of domestic GDC sales as a percent of sales. In April 1995, Target implemented a price increase of approximately seven percent to its distributor in Japan. No other significant price increases were effected during the balance of fiscal 1996 or fiscal 1997 to date. Revenues for the three and nine months ended December 31, 1996 include revenues of ITC products from May 23, 1996, the date of acquisition of ITC. Furthermore, the future rate of Target's revenue growth, if any, may be below that experienced in prior annual and quarterly periods.

Revenue may be adversely affected as a result of the Company's entering into the Merger Agreement. In particular, Target cannot predict the effect of the proposed Merger on ordering rates by certain international distributors, with whom selling relationships are not being renewed in anticipation of the consummation of the Merger.

The Company's continued revenue growth is subject to a number of factors, including new product introductions, the availability of suitable alternative products manufactured by competitors, the timeliness and availability of regulatory clearance and the continued expansion of its customer base. Target continues to research and develop new applications for its products in an effort to expand its practitioner customer base. As more companies become aware of the market potential of such products, Target anticipates an increase of competitive forces which have had and may continue to have an adverse effect on revenues of the Company. Several companies in the United States have introduced products that are being used in the interventional neuroradiology market. Target is also aware of other companies that may pursue commercialization of products which may compete with the Company's products and may result in future pricing and margin pressures within this market. Prior to commercialization in the United States, sales of certain of Target's products are limited to clinical settings pursuant to Investigational Device Exemptions ("IDE"s) granted by the FDA which limit the number of patients treatable with such products. Target must obtain clearance from the FDA to market these products for other than clinical investigation, and the overall review time of such regulatory process may be lengthy. Regulatory requirements vary in other countries in which Target markets its products. Failure to develop new products successfully, to obtain regulatory clearance for such products in a timely manner or to maintain regulatory clearance may have an adverse effect on Target's revenues in the future. Target's revenue growth may also be adversely affected by the limited number of teaching hospitals that train practitioners in fields in which the Company's products are utilized. The Company continues to obtain a significant amount of its revenues from CMI in Japan. Should this customer continue to represent a significant portion of revenues, significant changes in this customer's ordering rates will likely cause similar changes in Target's revenues. It is Target's understanding that physicians use certain devices, products and materials manufactured by other companies in conjunction with the use of certain of Target's products. Reductions in the availability or the elimination of such complementary products have had, and may continue to have, an adverse effect on sales of the Company's products. Currently, products sold commercially in the United States pursuant to 510(k) clearance received from the FDA may generally be marketed in Europe. However, political and regulatory changes, particularly in Western Europe in connection with the evolution of the European Union, as well as the Company's ability to achieve and maintain IS09001 standards, may adversely affect the Company's product sales in Europe. Similarly, changes in the United States and foreign national health care policies, including third-party reimbursement issues, may have a significant adverse effect on revenues of Target. As the Company expands its direct international sales operations, increased amounts of its revenues will be subject to the risks of foreign currency fluctuations. If the Merger is not consummated, revenues and profitability could be adversely impacted.


Cost of Sales

Cost of sales as a percentage of product sales was 31 percent for the three months ended December 31, 1996, compared to 29 percent for the same period of the prior year. For the nine-month periods ended December 31, 1996 and 1995, cost of sales as a percentage of product sales was 31 percent for both periods. Included in the prior-year periods is the reversal of approximately $500,000 of a larger charge recorded in fiscal 1994 to provide for the anticipated costs associated with exchanging GDC system inventory as a result of the Company's changes to the original design of that product. Excluding this reversal, cost of sales as a percentage of product sales was 32 percent for the three and nine-month periods ending December 31, 1995. The Company's increased manufacturing efficiency, primarily due to increased production volume, contributed to these reductions.

Cost of sales as a percentage of product sales for the nine months ended December 31, 1996 was unfavorably impacted by a recall of certain lots of the GDC products initiated on July 30, 1996, due to a problem related to difficulty in the fluoroscopic visualization of the marker on the delivery wires of these lots of GDC devices. The partial recall was completed during the quarter ended September 30, 1996 at a cost of approximately $200,000.

Although the Company does not anticipate a recurrence of such a partial recall, no assurance can be given that similar incidents will not occur in the future with respect to the GDC system or other Target products.

Generally, there can be no assurance that cost of sales as a percentage of product sales will remain at current levels or show improvement in future periods over current or prior periods due to the distribution by Target of certain products at lower gross margins, fluctuation in manufacturing production levels due to product mix, potential increases in certain costs associated with the use of third-party technology, contractual arrangements for minimum purchase levels and potential pressure on product prices as a result of competition or governmental regulation. Although no significant supply issues have arisen in the past, there can be no assurance that current or future suppliers of the Company's raw materials will be able to continue to meet the quality and quantity demands of the Company at current suppliers' prices. In addition, cost of sales as a percentage of product sales may be adversely affected by the proposed Merger between the Company and Boston Scientific Corporation.


Research and Development Expense

Research and development ("R&D") expense, which includes expenditures for regulatory compliance and quality assurance, increased 42 percent to $4.9 million in the third quarter of fiscal 1997 compared to $3.4 million in the same period of the prior year. Spending for the first nine months of fiscal 1997 was $14.8 million compared to $9.1 million in the prior year, representing a 63 percent increase. Target attributes the increased amounts expended for R&D primarily to the expenses incurred in collecting clinical data and preparing regulatory filings for new products and increased personnel related expenses incurred in connection with the expansion of its research activities and operation of the pilot manufacturing line. The pilot manufacturing line was developed to aid in the transition between the new product development and manufacturing stages of production. As a percentage of product sales, R&D expense was 20 percent and 22 percent for the three and nine months ended December 31, 1996, respectively, and 18 percent and 19 percent for the three and nine months ended December 31, 1995, respectively. The increases in R&D as a percentage of sales is primarily attributable to increases in the levels of R&D expenditures, primarily personnel and personnel related costs, at a rate that exceeds the rate of increase in revenues.

The Company believes that its investments in product development and engineering and manufacturing processes are essential in its efforts to maintain its competitive position and continue the development of future products. Furthermore, the Company believes that its ability to attract qualified engineers in the future is critical to the continued success of the Company. Accordingly, Target expects to continue to make substantial expenditures on new product development and to increase the dollar amount expended for R&D. In addition, research and development expenses may be adversely affected by actions taken by the company in contemplation of the proposed Merger.

Acquired In-Process Research and Development Expense

The charge for acquired in-process R&D of $14 million in the nine months ended December 31, 1996, was a non-recurring charge related to the acquisition of ITC. The value attributed to the in-process R&D was determined by an independent appraisal.


Selling, General and Administrative Expense

Selling, general and administrative ("SG&A") expense for the quarter ended December 31, 1996 increased to $6.5 million from $5.2 million for the quarter ended December 31, 1995. SG&A expense for the nine-month periods ended
December 31, 1996 and 1995 was $19.0 million and $14.2 million, respectively. The increases in fiscal 1997 were primarily due to costs associated with investments in worldwide marketing, sales and training efforts to support current and anticipated product introductions, costs incurred to further the Company's expansion of overseas operations and the improvement of internal information systems. The nine months ended December 31, 1996 also reflect increased expenses associated with a legal action filed by Target to protect certain of its proprietary assets compared to prior years. Other increases are attributable to additional staffing, including sales and management personnel, to expand the corporate infrastructure to support the growth in Target's product sales. In addition, the Company incurred increased personnel and personnel related costs resulting from the May 23, 1996, acquisition of ITC.
The Company currently anticipates that the dollar amount expended for SG&A will continue to increase, primarily due to expanding international operations, additional expenses associated with the legal action filed described above and planned increases in sales and support staff to introduce, market and support anticipated new products (including the GDC system in Japan) for which increased physician training and education, clinical field work and sales support will be required. These expenses may also increase if Target pursues additional operations overseas, the feasibility of which it is currently investigating. The Company also expects SG&A expense to increase as a result of expenses, including filing fees and professional services, incurred in connection with the proposed Merger. As a percentage of product sales, SG&A expense was 27 percent and 28 percent in the third quarters of fiscal 1997 and 1996, respectively, and 28 percent and 29 percent for the nine months ended December 31, 1996 and 1995, respectively. The decreases were primarily attributable to improved economies of scale.


Income/(loss) from Operations

Income from operations was $5.1 million for the third quarter of fiscal 1997 compared to income from operations of $4.7 million in the prior- year period, a 9 percent increase. The loss from operations for the nine months ended December 31, 1996 was $(636,000) compared to income from operations of $10.3 million in the prior year period. The loss from operations is due to a $14 million write-off of in-process R&D related to the Company's acquisition of
ITC.   Exclusive of this write-off, income from operations increased 29 percent to $13.4 million in the nine months ended December 31, 1996 compared to $10.3 million in the same period of the prior year. The increases are primarily attributable to increased sales, as a result of both additional unit sales (including the GDC system and ITC products). These increases were partially offset by the impact of increased R&D expenditures.

Income (loss) from operations may be adversely affected by the proposed Merger. In particular, Target cannot predict the effect of the proposed Merger on ordering rates by distributors, with whom selling relationships are not being renewed in anticipation of the consummation of the Merger. If the Merger is not consummated, revenues and profitability could be adversely impacted.

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

The Company's common stock price has been and may continue to be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenues or earnings from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of Target's common stock in any given period. Due to the proposed Merger between the Company and BSC, Target's common stock price is likely to be impacted by movements in BSC's common stock price. If the Merger is not consummated, Target's common stock price will be adversely affected. Finally, the Company participates in a highly dynamic industry, which often results in significant volatility of Target's common stock price.

Interest and Other Income

Net interest income decreased to $380,000 for the three months ended December 31, 1996 compared to $453,000 in the prior-year period. Net interest income was $1,171,000 and $1,323,000 in the nine-month periods ended December 31, 1996 and 1995, respectively. These decreases are primarily attributable to decreased amounts of funds available for investment during the second quarter due to the treasury stock repurchase program discussed below.

Other income increased to $418,000 in the third quarter of fiscal 1997 from $133,000 in the same period of the prior year. Other income for the first three quarters of fiscal 1997 was $1,289,000 compared to $644,000 in the prior-year period. These increases are primarily due to pre-tax gains of $550,000 and $1,745,000 resulting from the sale of 63,769 and 178,769 shares of Conceptus, Inc. common stock by the Company during the three and nine months ended December 31, 1996, respectively. The Company makes investment decisions with respect to Conceptus stock on a case by case basis, and there can be no assurance that the Company will realize any gain from the sale of Conceptus stock in any future period. In addition, the increase is due to a reduction in equity losses of $338,000 and $883,000 resulting from investments by Target in its affiliates to further the development of these companies' products during the three and nine months ended December 31, 1996, respectively. These increases to other income were partially offset by reduced earnings in the Company's Japanese joint venture of approximately $339,000 and $1,053,000 for the three and nine month periods ended December 31, 1996, respectively. The decreases are primarily due to reduced margins on products sold in Japan. The reduced margins are primarily the result of increased costs of product sold, which are sourced in the United States, and as a result of the weakening of the yen against the dollar compared to prior year periods. In addition, the joint venture experienced reduced selling prices on certain products in fiscal 1997 compared to fiscal 1996 as a result of price ceilings being imposed by the Japanese government during the fourth quarter of fiscal 1996 (March 1996). There can be no assurance that the yen will not weaken further against the dollar or that further price ceilings will not be imposed by the Japanese government. The Company anticipates that other income may decrease during the remainder of the fiscal year due to a reduction of earnings in the Japanese joint venture and the recognition of further equity losses resulting from the investments made by Target in its affiliates for which Target's interest is accounted for on the equity method. Other income from the joint venture with Japan may also be significantly affected as a result of the Company's entering into the Merger Agreement.


Minority Interest

In June 1995, the Company and its former distributor in France formed a joint venture to market the Company's products in France. Target holds a 51 percent ownership interest in the joint venture. The results of the operations in France, net of the minority interest, are included in the consolidated results of the Company beginning in the second quarter of fiscal 1996. Minority interest before taxes is reflected as a separate component of the Company's Consolidated Statements of Operations for the quarter and nine months ended December 31, 1996.


Provision for Income Taxes

For the three and nine months ended December 31, 1996, the Company's income tax provision has been calculated based upon the estimated annual effective tax rate of 31 percent (excluding the impact of the acquired in-process research and development charge for which no tax benefit is available) as compared with 30 percent for the three and nine months ended December 31, 1995. The higher effective tax rate for the fiscal 1997 is primarily due to anticipated reductions in the benefit derived from foreign tax credits generated in Japan with respect to the Company's ownership interest in its Japanese joint venture. The effective tax rate may be adversely affected as a result of the Company's entering into the Merger Agreement.


LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1996, the Company had working capital of approximately $64.7 million and its principal sources of liquidity consisted of approximately $37.2 million in cash, cash equivalents and short-term investments and $3.0 million available under a line of credit which expires in October 1998. At December 31, 1996, no amounts were outstanding under this line of credit.

Prior to February 1996, the Company accounted for its greater-than-20 percent ownership interest in Conceptus, Inc. under the equity method. In February 1996, Conceptus completed an initial public offering of common stock which reduced the Company's ownership position. During the nine months ended December 31, 1996, the Company sold certain Conceptus Inc. common stock, further reducing its ownership position to approximately 16 percent. Consequently, the portion of the investment which will be available for sale, subject to certain market trading restrictions, is accounted for in accordance with FASB Statement
115. The unrealized gain of $8.7 million at December 31, 1996 is recorded, net of deferred taxes, as a component of stockholders' equity. The remaining investment is recorded at cost. The estimated fair value of the entire investment as of December 31, 1996 is approximately $14.5 million. Conceptus' common stock price has been and may continue to be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenues or earnings from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of Conceptus' common stock in any given period. In addition, Conceptus participates in a highly dynamic industry, which often results in significant volatility of the common stock price. Any changes in the Conceptus common stock price could have a significant impact on the value of the Company's investment, resulting in a change to the Company's working capital, deferred tax liabilities, stockholders equity and total assets and liabilities.

Accounts receivable increased to $22.0 million at December 31, 1996 compared to $15.7 million at March 31, 1996. The increase is due primarily to a greater proportion of sales occurring in the latter part of the third quarter of fiscal 1997 as compared to the quarter ended March 31, 1996, and due to consolidating the accounts receivable of ITC. In addition, accounts receivable may increase and cash may decrease as a result of the Company's non-renewal of certain international distributor agreements in connection with the proposed Merger with Boston Scientific. Inventories increased to $10.4 million at December 31, 1996 from $6.7 million at March 31, 1996. The increase is attributable to increased inventory levels of certain products to support anticipated increases in sales, particularly of the GDC system in the United States, and to the consolidation of inventory held by ITC. In addition, GDC inventory levels increased partially to support anticipated sales that may result from obtaining regulatory clearance in Japan for the GDC system. If such approval is not obtained, there can be no assurance that such inventory can be fully absorbed through alternative sales channels.

Other assets increased to $10.3 million at December 31, 1996 from $7.5 million at March 31, 1996, primarily due to the intangibles acquired upon the acquisition of ITC, the net effect of equity accounting for the Company's Japanese joint venture and affiliate companies and increased investments in proprietary assets.

Property and equipment, net, increased from $11.1 million at March 31, 1996 to $15.1 million at December 31, 1996 due primarily to the investment in machinery and equipment to expand manufacturing lines and research and development laboratories. In addition, the Company continues to upgrade the Company's management information systems "MIS" infrastructure which is expected to improve customer service turnaround times, and allow for better materials planning and improved management information. There can be no assurance that these upgrades will be completed successfully or in a timely manner, or that the upgrades will not result in disruptions in the Company's operations, and it is unlikely that these improvements will result in materially increased revenues or profits in the near term, if at all. In addition, in March 1996, the Company expanded its facilities in Fremont, California by moving into an additional 36,000 square-foot facility. The Company is utilizing this facility for research and development, manufacturing and corporate administrative purposes.

On May 16, 1996, the Company's Board of Directors authorized a stock repurchase program in which up to 350,000 shares of its common stock may be purchased in the open market from time to time. During the three months ended September 30, 1996, the Company completed the repurchase of the 350,000 shares of its common stock at an overall average acquisition price of approximately $40. The Company currently plans to keep the repurchased shares as treasury stock and may use this stock in various Company stock benefit plans. In addition, in August 1996, the Board of Directors authorized the repurchase of up to 500,000 additional shares of the Company's common stock under the repurchase program. Through December 31, 1996, none of the 500,000 shares have been repurchased.

Target believes that available cash, cash equivalents and short-term investments, as well as funds expected to be generated from operations, will be sufficient to meet the Company's operating expenses and cash requirements for the foreseeable future.

PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

In November 1994 the Company filed a lawsuit in the United States District Court (the "Court") against SciMed Life System, Inc. ("SciMed"), a subsidiary of Boston Scientific Corporation ("BSC"), and Cordis Endovascular Systems, Inc. ("Cordis"), a subsidiary of Johnson & Johnson, seeking damages and preliminary and permanent injunctive relief against sales of such companies' products believed to be infringing the Tracker patent. The defendants responded, challenging the validity of the Tracker patent, denying infringement, and raising other defenses. Furthermore, Cordis has filed its own action against the Company claiming that certain of the Company's products infringe three Cordis patents. In May 1996, the Court granted the Company's motion for a preliminary injunction prohibiting Cordis and SciMed from infringing on the Tracker Patent. Cordis and SciMed requested a stay on the preliminary injunction during an appeal of that decision. The Court of Appeals has stayed the preliminary injunction pending the outcome of Cordis and SciMed's appeal of the decision. As noted in Item 5 below, on January 20, 1997 the Company and BSC jointly announced the execution of an Agreement and Plan of Merger, which if consummated would result in the termination of the lawsuit as between Target and Scimed. Notwithstanding the grant of the Company's motion for a preliminary injunction, there can be no assurance that the Company will be ultimately successful in these lawsuits.

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


Item 5.  Other Events

On January 20, 1997, Target and Boston Scientific Corporation ("BSC") jointly announced the execution of an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which a wholly owned subsidiary of BSC will be merged with and into the Company (the "Merger"). Pursuant to the Merger Agreement, each outstanding share of common stock of the Company will be exchanged for
1.07 shares of common stock of BSC in a tax-free stock-for-stock exchange. It is anticipated that the combination will be accounted for as a pooling-of-interests. Consummation of the Merger is subject to certain closing conditions, including approval by the stockholders of the Company and regulatory approval. The Merger is expected to close during the second calendar quarter of 1997. Pursuant to the Merger Agreement, the Company has agreed not to renew its distributor agreements with certain of its international distributors, which may have a material adverse affect on the Company's business, results of operations and financial condition in the event the Merger is not consummated. In addition, the Company has agreed to certain restrictions on the conduct of its business during the pendency of the Merger which may have a material adverse effect on the Company's business, results of operations and financial condition in the event the Merger is not consummated. There can be no assurance that the Merger will be consummated, or that any actions taken or not taken in contemplation of the Merger or consummation thereof could significantly affect the future financial results of the Company.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits required by Item 601 of Regulation S-K

    Exhibit
    Number       Description
    ------   ----------------------------------------
    10.60        Change of control agreement with Gary R. Bang
    10.61        Form of change of control agreement with certain executive officers
    10.62        Change of control agreement with Robert McNamara
    11.1         Calculation of net income/(loss) per share
    99.1         Press release

(b) Reports on Form 8-K

    (i)          Form 8-K
                 Report date:  January 20, 1997
                 Filing date:  January 27, 1997
                 Item 5:  Other events
                 Item 7c:  Exhibits

    (ii)         Form 8-K
                 Report date:  January 29, 1997
                 Filing date:  January 31, 1997
                 Item 5:  Other events
                 Item 7c:  Exhibits

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    TARGET THERAPEUTICS, INC.

Date:   February 7, 1997

                                    /s/ Robert E. McNamara
                                    -------------------------------------------
                                    Robert E. McNamara
                                    Vice President, Finance & Administration,
                                    Chief Financial Officer and Assistant
                                    Secretary (Principal Financial Officer and
                                    Duly Authorized Officer)

                                INDEX TO EXHIBITS


Exhibit                                                                                          Sequentially
Number                                          Description                                     numbered page
------       ----------------------------------------------------------------------------       -------------
10.60        Change of control agreement with Gary R. Bang
10.61        Form of change of control agreement with certain executive officers
10.62        Change of control agreement with Robert McNamara
11.1         Calculation of net income/(loss) per share                                                      21
27.1         Financial Data Schedule
99.1         Press release